Form 10-Q
period 2000-06-30
GOLDEN HOLE INC
filed 2000-08-21
CIK 1114749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from to Commission File number 000-30721

                                GOLDEN HOLE, INC.
               (Exact name of registrant as specified in charter)

               Nevada                                            87-0621339
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   10826 Omaha Trace, Union, KY                                         41091
(Address of principal executive offices)                              (Zip Code)

                                 (859) 384-9430
               Registrant's telephone number, including area code

                                      N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Outstanding as of June 30, 2000
Common Stock, $0.001                                            465,000

                                Page 1 of 9 Pages

                                      INDEX

                                                                          Page
                                                                          Number

PART I.

          ITEM 1. Financial Statements ( unaudited)......................  3
                  BALANCE SHEETS
                      June 30, 2000, and December 31, 1999...............  4

                  STATEMENTS OF OPERATIONS
                       For the Period Ended June 30, 2000,
                             and December 31, 1999.......................  5

                  STATEMENT OF CASH FLOWS
                       For the Period Ended June 30, 2000,
                              and December 31, 1999......................  6


                  Notes to Financial Statements..........................  7

          ITEM 2.Plan of Operations......................................  9

PART II.         Signatures..............................................  9

                               Page 2 of 9 Pages

                         PART I - FINANCIAL INFORMATION




                          ITEM 1. FINANCIAL STATEMENTS




     The accompanying balance sheets of Golden Hole, Inc. ( development stage company) at June 30, 2000 and at December 31, 1999,have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                               Page 3 of 9 Pages

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2000, and December 31, 1999





                                                       Jun 30,          Dec 31,
                                                        2000             2000
                                                       -------          -------
ASSETS

CURRENT ASSETS

   Cash                                              $   -                $   -
                                                       -------          -------

       Total Current Assets                          $   -                $   -
                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                  $     -              $1,000
                                                       -------          -------

       Total Current Liabilities                           -              $1,000
                                                       =======          =======

STOCKHOLDERS' EQUITY

   Common stock

        100,000,000 shares authorized, at $0.001 par
        value; 465,000 shares issued and outstanding
        on March 31, 2000; 375,000 on Dec 31, 1997      465                465

   Capital in excess of par value                     33,535             33,535

    Deficit accumulated during the development stage (35,000)           (35,000)
                                                       -------          -------

       Total Stockholders' Equity (deficiency)        (1,000)            (1,000)

                                                    $      -           $     -
                                                       =======          =======

   The accompanying notes are an integral part of these financial statements.

                               Page 4 of 9 Pages

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
                       For the Period Ended June 30, 2000,
                             and December 31, 1999





                                                      Jun 30            Dec 31
                                                       2000              1999
                                                      --------       --------

REVENUES                                              $    -         $     -

EXPENSES                                                   -            1,000
                                                      --------       --------
NET LOSS                                              $    -         $ (1,000)
                                                      ========       ========



NET LOSS PER COMMON
   SHARE

   Basic                                              $ (.002)       $ (.002)
                                                      --------       --------


AVERAGE  OUTSTANDING
    SHARES

     Basic                                             465,000        465,000
                                                      --------       --------

   The accompanying notes are an integral part of these financial statements.

                               Page 5 of 9 Pages

                                GOLDEN HOLE, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                       For the Period Ended June 30, 2000,
                              and December 31, 1999


                                                     Jun 30            Dec 31
                                                       2000              1999
                                                     --------       --------

CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                          $    -          $(1,000)



       Adjustments to reconcile net loss to
       net cash provided by operating activities          -               -




          Net Cash Used in Operations
CASH FLOWS FROM INVESTING
   ACTIVITIES                                        $    -          $    -
                                                     --------       --------


CASH FLOWS FROM FINANCING
   ACTIVITIES                                        $    -          $    -

       Proceeds from issuance of common stock        $    -          $    -
                                                     --------       --------

   Net Increase (Decrease) in Cash                   $    -          $    -

   Cash at Beginning of Period                       $    -          $    -
                                                     --------       --------

   Cash at End of Period                             $    -          $    -
                                                     ========       ========








   The accompanying notes are an integral part of these financial statements.

                               Page 6 of 9 Pages

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS




1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on December 11, 1985 with the name of "Nostromo Construction Corporation." with authorized common stock of 2,500 shares at a par value of $0.01. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $.001 in connection with a name change to "Golden Hole, Inc.".

     On August 15, 1998 the Company completed a forward common stock split of 150 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

     The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and was inactive after 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

     The Company has not adopted a policy regarding payment of dividends.

Income Taxes
------------

     At June 30, 2000 the Company had a net operating loss carry forward of $34,000. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Comprehensive Income
--------------------

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

                               Page 7 of 9 Pages

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
---------------------

     The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED PARTY TRANSACTIONS

     The statement of changes in stockholder's equity shows 465,000 shares of common stock outstanding of which 159,000 shares were acquired by related parties.

4.  GOING CONCERN

     The Company will need additional working capital to be successful in its planned operations.

     Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to continue to operate.

     There can be no assurance, however, that the Company can be successful in this effort.

                               Page 8 of 9 Pages

                           ITEM 2. PLAN OF OPERATIONS

     The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

     Continuation of the Company as a going concern is dependent upon obtaining the working capital to provide working capital for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity and Capital Resources
-------------------------------

     The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

     The Company has had no operations during this reporting period.

                               PART 2 - SIGNATURES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GOLDEN HOLE, INC.
                                  [Registrant]


                                                         /s/ Gregory F. Martini
                                                         ----------------------
Dated   14th August, 2000                               BY:  GREGORY F. MARTINI
        -----------------                               ITS: President

                               Page 9 of 9 Pages