Form 10-Q
period 2000-09-30
GOLDEN HOLE INC
filed 2000-10-03
CIK 1114749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

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

                                  859-384-9430
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Outstanding as of September 30, 2000
Common Stock, $0.001                                            465,000

                                      INDEX

                                                                            Page
                                                                          Number

PART I.

          ITEM 1. Financial Statements ( unaudited)............................3

                  Balance Sheets...............................................4
                  September 30, 2000 and June 30, 2000

                  Statements of Operations

                  For the three months ended September  30, 2000 ..............5


                  Statements of Cash Flows

                  For the three months ended September 30, 2000 ...............6


                  Notes to Financial Statements................................7

          ITEM 2.Plan of Operations............................................9

PART II.         Signatures....................................................9

                         PART I - FINANCIAL INFORMATION




                          ITEM 1. FINANCIAL STATEMENTS




     The accompanying balance sheets of Golden Hole, Inc. ( development stage company) at September 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                     September 30, 2000, and June 30, 2000





                                                       SEP 30,          Jun 30,
                                                        2000             2000
                                                       -------          -------
ASSETS

CURRENT ASSETS

   Cash                                              $   -                $   -
                                                       -------          -------

       Total Current Assets                          $   -                $   -
                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                  $     -              $   -
                                                       -------          -------

       Total Current Liabilities                           -                  -
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

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
                  For the Three Months Ended September 30, 2000




                                             Sep 30         Jun 30
                                             2000           2000


REVENUES                                     $    -         $     -
EXPENSES                                          -
NET LOSS                                     $    -         $     -




NET LOSS PER COMMON
   SHARE

   Basic                                      $    -         $    -



AVERAGE  OUTSTANDING
    SHARES

     Basic                                     334,000        334,000


   The accompanying notes are an integral part of these financial statements.

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                           STATEMENT OF CASH FLOWS For
                    the Period Ended September 30, 2000, and
                                  June 30, 2000





                                                     Sep 30,      Jun 30,
                                                      2000          2000

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $      -       $      -


       Adjustments to reconcile net loss to
       net cash provided by operating activities            -             -




          Net Cash Used in Operations                      -               -

CASH FLOWS FROM INVESTING
   ACTIVITIES

                                                           -               -

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                           -               -

   Net Increase (Decrease) in Cash                         -               -

   Cash at Beginning of Period                             -               -

   Cash at End of Period                              $    -       $       -








   The accompanying notes are an integral part of these financial statements.

                                GOLDEN HOLE, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS




1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on December 11, 1985 with the name of "Nostromo Construction Corporation." with authorized common stock of 2,500 shares at a par value of $0.01. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $.001 in connection with a name change to "Golden Hole, Inc."

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

Income Taxes

     At September 30, 2000 the Company had a net operating loss carry forward of $34,000. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

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

     Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.

     There can be no assurance that the Company can be successful in this effort.

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

                                GOLDEN HOLE, INC.
                                  [Registrant]


Dated:  02nd October, 2000              /s/ Gregory F. Martini
-------------------------               ----------------------
                                        BY:  GREGORY F. MARTINI
                                        ITS: President, Vice-President and
                                             sole-Director

Dated:  02nd October, 2000              /s/ Gregory F. Martini
-------------------------               ----------------------
                                        BY:  GREGORY F. MARTINI
                                        ITS: Secretary/Treasurer