Form 10QSB
period 2001-09-30
GOLDEN HOLE INC
filed 2001-10-29
CIK 1114749

 SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the quarterly period ended June 30, 2001 ( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to Commission File Number: 000-30721 --------- GOLDEN HOLE, INC. (Exact name of Registrant as specified in charter) NEVADA 87-061339 (State or other jurisdiction of incorporation) (I.R.S. EMPLOYER ID NO.) 10826 Omaha Trace Union, KY (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) 41091 (ZIP CODE) (513) 731-1125 (REGISTRANT'S TELEPHONE NUMBER) Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [ ] (2) Yes [x] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date Class Outstanding as of September 30th, 2001 ------- -------------------------------------- Common stock, $0.001 465,000 Name of Exchange on which registered ------------------------------------ OTCBB: GLHL ITEM 1. FINANCIAL STATEMENTS PART I - FINANCIAL INFORMATION The accompanying balance sheet of Golden Hole, Inc. ( development stage company) at September 30, 2001 , and the statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and the period from December 11, 1985 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001. BALANCE SHEET September 30, 2000 ASSETS CURRENT ASSETS Cash $ - Total Current Assets $ - LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Accounts payable $ - Total Current Liabilities - STOCKHOLDERS' EQUITY Common stock 100,000,000 shares authorized, at $0.001 par value; 465,000 shares issued and outstanding 465 Capital in excess of par value 35,135 Deficit accumulated during the development stage (35,600) Total Stockholders' Equity (deficiency) - $ - The accompanying notes are an integral part of these financial statements. GOLDEN HOLE, INC. ( Development Stage Company) STATEMENTS OF OPERATIONS For the Three and Nine Months Ended September 30, 2001 and 2000 and the Period December 11, 1985 (Date of Inception) to September 30, 2001

                              Three Months                   Nine Months            Dec 11,  1985
                              Sept 30 Sept 30           Sept 30     Sept 30    (Date of Inception) to
                              2001    2000                2001          2000        Sept  30, 2001

REVENUES                      $ -        $-                $-           $-      $-

EXPENSES                        -         -                 -            -       35,600
                              ---        ---               ---          ---      ------
NET LOSS                      $ -        $-                $-           $-      $(35,600)
                              ===        ===               ===          ===     =========

NET LOSS PER COMMON
   SHARE

   Basic                      $-         $-                 $-          $-
                              ---        ---                ---         ---

AVERAGE  OUTSTANDING
    SHARES

  Basic (stated in 1,000's)   465         465                465         465
                              ---         ---                ---         ---
The accompanying notes are an integral part of these financial statements. GOLDEN HOLE, INC. ( Development Stage Company) STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2001 and 2000 and the Period December 11, 1985 (Date of Inception) to September 30, 2001

                                                                    Dec 11, 1985
                                           Sept 30      Sept 30     (Date of Inception)
                                           2001        2000         to Sept 30, 2001
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                $-           $-          $(35,600)

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

     Changes in accounts payable            -             -            1,600
                                           ---           ---         --------

          Net Cash From Operations          -             -          (34,000)
                                           ---           ---         --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                            -             -              -
                                           ---           ---         --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

 Proceeds from issuance of common stock
                                            -             -           34,000
                                           ---           ---         --------

   Net Increase (Decrease) in Cash          -             -              -

   Cash at Beginning of Period              -             -              -
                                           ---           ---         ---------

   Cash at End of Period                   $-            $-          $   -
                                           ===           ===         =========
The accompanying notes are an integral part of these financial statements. GOLDEN HOLE, INC. ( Development Stage Company) NOTES TO FINANCIAL STATEMENTS 1. ORGANIZATION The Company was incorporated under the laws of the State of Nevada on December 11, 1985 with the name of Nostromo Construction Corporation with authorized common stock of 2,500 shares at a par value of $0.01. On October 16, 1998 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to Golden Hole Inc. On August 15, 1998 the Company completed a forward common stock split of 150 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception. The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and became inactive after 1988. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Accounting Methods The Company recognizes income and expenses based on the accrual method of accounting. Dividend Policy The Company has not adopted a policy regarding payment of dividends. Income Taxes At September 30, 2001, the Company had a net operating loss carry forward of $35,600. The tax benefit of approximately $10,680 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022. Earnings (Loss) Per Share Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Financial Instruments The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange. GOLDEN HOLE, INC. ( Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Estimates and Assumptions Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements. Comprehensive Income The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity. Recent Accounting Pronouncements The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements. 3. RELATED PARTY TRANSACTIONS The statement of changes in stockholder's equity shows 465,000 shares of common stock outstanding of which 159,000 shares were issued to related parties. 4. GOING CONCERN Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate in the future.