Form 10KSB
period 2001-12-31
GOLDEN HOLE INC
filed 2002-04-01
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-30721

                                GOLDEN HOLE, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                       87-0621339
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

    RD #3, BOX 7-A, NORTHGATE INDUSTRIAL PARK, NEW CASTLE, PENNSYLVANIA 16105
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (800) 377-4732

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $-0- AS OF FEBRUARY 20, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,954,796 SHARES OF COMMON STOCK AS OF FEBRUARY 22, 2002

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----
Exhibits listed in Item 13 are omitted.

                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         We were incorporated in the State of Nevada on December 11, 1985, under the name Nostromo Construction Corporation. From inception to June 1988, we investigated a mining project. After determining not to pursue the mining project, we were inactive until April 1998. On December 1, 1998, we changed our name to Golden Hole, Inc. We filed a registration statement under the Securities Exchange Act of 1934, which became effective July 29, 2000, and then began looking for a business opportunity.

         On January 28, 2002, we acquired all of the issued and outstanding capital stock of International Plastics and Equipment Corp. ("IPEC"), a Pennsylvania corporation, in exchange solely for approximately 95% of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through our wholly-owned subsidiary, IPEC, we propose to change our name to IPEC Holdings Inc. at a special shareholders' meeting scheduled for April 4, 2002.

IPEC

         IPEC was founded as a Pennsylvania corporation in December 1994. During the first year of its operations, IPEC was engaged principally in the design and manufacturing and sale of capping equipment for use by bottlers. In 1996, IPEC transitioned to becoming a manufacturer of tamper-evident caps. IPEC currently manufactures 28mm and 38mm tamper evident plastic closures. These closures are used in the bottling of non-carbonated beverages, including bottled water, milk, fruit, and sport drinks. IPEC also designs and fabricates capping equipment.

         PRINCIPAL PRODUCTS. IPEC sells to two primary markets: (1) bottled water and juice market and (2) dairy market. IPEC believes that it will benefit from a shift being made from metal closures and glass bottling to plastic bottles and closures, which has resulted from the fact that plastics are cheaper and offer greatly improved tamper protection.


         IPEC manufactures the following products:
----------------------------------------------------------------------------------------------------------------------
PRODUCT                   USE                                                                          PERCENTAGE OF
                                                                                                        ALES VOLUME
----------------------------------------------------------------------------------------------------------------------
28mm sport                Primarily for water bottling on polyethylene  terephthalate (PET) bottles        15%
                          ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
PRODUCT                   USE                                                                          PERCENTAGE OF
                                                                                                        ALES VOLUME
----------------------------------------------------------------------------------------------------------------------
28mm sport tri-lead       Primarily  for  water  bottling  on PET  bottles  ranging  in sizes  from    Included in
                          8-ounce bottles to 1 and 2-liter bottles                                    percentage for
                                                                                                        28mm sport
----------------------------------------------------------------------------------------------------------------------
28mm flat                 Primarily  for  water  bottling  on PET  bottles  ranging  in sizes  from        13%
                          8-ounce bottles to 1 and 2-liter bottles
----------------------------------------------------------------------------------------------------------------------
28mm flat tri-lead        Primarily  for  water  bottling  on PET  bottles  ranging  in sizes  from    Included in
                          8-ounce bottles to 1 and 2-liter bottles                                    percentage for
                                                                                                        28mm flat
----------------------------------------------------------------------------------------------------------------------
38 mm snap                High  density  polyethylene  (HDPE) and PET bottles  ranging from 8-ounce        32%
                          single serve as well as gallon and  half-gallon  containers,  used in the water, juice, and dairy sectors
----------------------------------------------------------------------------------------------------------------------
38mm                      twist & pull HDPE and PET bottles ranging from 8-ounce
                          single serve as well as gallon 12% and half-gallon
                          containers, used in the water, juice, and dairy
                          sectors. This is the "sport" version of the 38mm snap
                          cap.
----------------------------------------------------------------------------------------------------------------------
38mm push pull            Made by  special  request  for a major  customer  who uses  this cap on a         4%
                          product which is an 8-ounce  decanter  style  bottle,  this is a modified version of the 38mm twist & pull
----------------------------------------------------------------------------------------------------------------------
38mm snap screw           Used on HDPE bottles for gallon and  half-gallon  containers in the dairy        24%
                          sector.  May also be used on a single-serve dairy container.
----------------------------------------------------------------------------------------------------------------------

         IPEC proposes to offer the following new products, which will adhere to updated tampering guidelines and/or compete with a product being offered by an IPEC competitor:

             o 38mm tail cap - Intended to be used with single-serve dairy and gallon bottled water containers, this product is believed to be lighter in weight than that of the competition.
             o 28mm flat and sport modified - Intended to replace the existing 28mm closure, this product would improve certain tamper evident attributes to meet standards that have been established to qualify as having suction tamper evidency. This means that the tamper evident band must break before the seal on the bottle is broken
             o 28mm flat and sport tri-lead - These products are designed to be used with the market's move to "light finish" bottles. These bottles are lighter in weight, resulting in lower bottling costs, and these closures are designed to also be lighter in weigh and less costly.

         MANUFACTURING AND RAW MATERIALS. The manufacturing process consists principally of the high-speed injection molding of a given cap using a mold specifically engineered for that design. Resin, which is in the form of small pebble-sized pellets, is drawn to a particular injection-molding machine through the use of a vacuum delivery system. The resin is melted and introduced along with any coloring agent to the machine for forming.

         To assure a consistent quality of product, the manufacturing floor is maintained to clean room standards whereby heating, ventilation and air conditioning equipment is designed to preserve a relatively dust-free, thermostatically-controlled environment, as well as provide maintenance of required manufacturing temperatures on each machine.

         IPEC's quality assurance procedures involve an optical sensing for dimensional conformity to specification and a physical sampling of the production taken every two hours of operation to test for aesthetics and functionality. If a sample should fail the test, the run would be quarantined with a follow-up corrective action taken to modify any deficiency noted. IPEC performs the optical sensing using an optical scanning device designed to measure product conformity to preset dimensional standards.

         The cap production process may involve any one of four different types of resins that are readily available on the open market from multiple suppliers. In addition, various coloring agents may be mixed with the resins to meet customer coloring specifications. IPEC procures inventories of resin, as well as packaging materials, on a "just in time basis," with resin inventory levels being maintained on a 2-7 day usage basis and packaging materials levels on an approximate 7-day level. Resins are subject to periodic price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products, and other factors. IPEC's agreements with its customers include cost escalation clauses to pass price increases on to customers that could otherwise have a material adverse impact on IPEC.

         SRI Quality Registrars independently assessed and certified IPEC as operating a quality management system conforming to ISO 9002. The International Organization for Standardization (ISO) is a non-governmental organization established in 1947, which has published international standards to facilitate the exchange of goods and services. The ISO 9000 family of standards represents an international consensus on good management practices with the aim of ensuring that the organization can consistently deliver the products that meet the client's quality requirements. The standards give organizations guidelines on what constitutes an effective quality management system and models against which quality systems can be audited.

         DISTRIBUTION METHODS. IPEC has identified potential customers through leads generated internally, and by reference from other customers, suppliers, and individuals involved in the bottling and/or the caps and closures industry. Once a serious lead is identified, a member of senior management meets with the potential customer.

         IPEC  has  also  used  brokers  and   manufacturers'   representatives.
Historically, they have accounted for 1% of all sales. IPEC plans to increase the number of brokers and representative organizations to accelerate leads and sales generation.

         EQUIPMENT DESIGN AND FABRICATION. IPEC maintains a capping equipment design and fabrication division in its New Castle facility, comprising 2 engineers and 5 technicians. This division provides technical support when converting customer equipment to accept IPEC products.

         COMPETITION. IPEC competes on the basis of price, product design, product quality, customer service, and response time.

         In the water and juice market, management believes that large-scale manufacturers, such as Alcoa, Crown Cork & Seal, and Owens Illinois, to be IPEC's prime competition, with additional competition from bottling companies and other food and beverage providers that elect to produce their own closures. As against large-scale manufacturers, management believes that IPEC distinguishes itself by providing better customer service and response time, while maintaining parity on price and quality.

         In the dairy market, IPEC's major competitor is Portola Packaging, Inc., a multi-national cap producer, with annual sales in excess of $200 million. Management believes that IPEC competes favorably due to its proprietary rights to variations of the 38mm closure being used in milk packaging for the gallon, half-gallon, and single-serve containers, its customer service, product quality, and competitive pricing.

         MAJOR CUSTOMERS. IPEC's customers are located primarily in the United States. Sales to customers in the United States comprised 91% and 87% in 2001 and 2000, respectively. Other customers are located principally in Canada and Ireland. One customer accounted for 28% of net sales in 2001. One customer accounted for 16% of net sales in 2000.

         RESEARCH AND DEVELOPMENT. IPEC has a program of ongoing research and development that has led to significant product innovations. By designing its own products, IPEC can insure exclusivity while avoiding excessive licensing costs. Research and development expenses are charged to operations as incurred. IPEC estimates that it spent approximately $8,000 and $38,000 on research and development activities in fiscal 2001 and 2000, respectively, none of which was borne directly by customers.

         PATENTS, LICENSES AND TRADEMARKS.  IPEC owns the following patents:
----------------------------------------------------------------------------------------------------------------------
                                                                                     EXPIRATION       PATENT NUMBER
DESCRIPTION                                                         ISSUE DATE          DATE
----------------------------------------------------------------------------------------------------------------------
Tamper Evident Plastic Closure                                      01/31/1996       01/31/2013         5,487,481
----------------------------------------------------------------------------------------------------------------------
Tamper Evident Resealable Plastic Closure                           12/31/1996       12/31/2013         5,588,562
----------------------------------------------------------------------------------------------------------------------
Tamper Evident Push-Pull Closure with Pour Spout                    01/26/1999       07/24/2016         5,862,953
----------------------------------------------------------------------------------------------------------------------
Tamper Evident Closure with Push-Pull Pour Spout                    02/15/2000       09/11/2017         6,024,255
Continuation in part)
----------------------------------------------------------------------------------------------------------------------
Snap-On Screw Off Closure                                           05/09/2000       10/31/2017         6,059,134
----------------------------------------------------------------------------------------------------------------------
Tamper Evident Closure (Continuation in part)                       06/06/2000       10/09/2017         6,070,766
----------------------------------------------------------------------------------------------------------------------
Snap-On Tamper Evident Closure With Push-Pull Pour                  06/13/2000       11/15/2016         6,073,809
----------------------------------------------------------------------------------------------------------------------
Tamper Evident Closure (Continuation in part)                       06/13/2000       04/28/2018         6,073,810
----------------------------------------------------------------------------------------------------------------------

         IPEC has an additional 10 patent submissions pending for various new designs, as well as improvements to existing closure designs. All patents listed above are for rights protection in the United States. However, IPEC is also in the process of applying for international patent protection on several of its patents.

         IPEC has also secured licensing arrangements to produce other tamper evident caps not of its own design. IPEC paid license fees of $70,000 in 2000 and $80,000 in 2001.

         GOVERNMENT REGULATION. IPEC's products are subject to regulation by the Food and Drug Administration and other agencies with jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other beverage products. A change in government regulation could affect IPEC. There can be assurance that federal, state, or local authorities will not develop protocols in the future that could materially increase IPEC's costs of manufacturing certain of its products.

         ENVIRONMENTAL MATTERS. Federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Management of IPEC is aware that certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types of products produced by IPEC. If such prohibitions or restrictions were widely adopted, such regulatory and environmental measures or a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon IPEC and us. In addition, certain of IPEC's operations are subject to Federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While IPEC has not been required historically, and does not currently expect, to make significant capital expenditures in order to comply with applicable environmental laws and regulations, IPEC cannot predict with any certainty its future capital expenditure requirements because of continually changing compliance standards and environmental technology. IPEC does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

         EMPLOYEES. As of December 31, 2001, IPEC had 62 employees, all of which were full-time. None of the employees is represented by any labor unions.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Headquarters for the Company and IPEC, as well as IPEC's primary manufacturing facility are located at Northgate Industrial Park, New Castle, Pennsylvania. In December 1997, it added a second manufacturing facility located at 572 Industrial Parkway, Brewton, Alabama. The total square footage of these facilities is approximately 75,000 square feet. IPEC is currently expanding its New Castle facility to add approximately 35,000 square feet. The facilities are mortgaged to a bank.

         IPEC's existing  facilities are capable of manufacturing  approximately
2.6 billion closures across the entire product line. For the year ended December 31, 2001, approximately 925 million closures were produced.

ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has not started to trade.

         As of February 22, 2002, there were 71 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

         As of January 28, 2002, we issued 9,489,796 shares of our common stock to the shareholders of IPEC to acquire that company. We relied upon the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933, since there were no more than 35 non-accredited investors involved in the transaction.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                    OVERVIEW

         Effective January 28, 2002, an arrangement was completed between Golden Hole and IPEC, whereby the shareholders of IPEC exchanged all of their common shares for 9,489,796 shares of Golden Hole common stock.

         Following the acquisition the former shareholders of IPEC held a majority of Golden Hole's total issued and outstanding common shares; IPEC was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Golden Hole have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values.

         Included in this report are the audited financial statements of Golden Hole, Inc. as of and for the two years ending December 31, 2001 (prior to the acquisition of IPEC), the audited financial statements of IPEC as of and for the two years ending December 31, 2001, and a pro forma combined balance sheet and statement of operations reflecting the acquisition of IPEC by Golden Hole.

         The discussion below focuses on the financial statements of IPEC, since Golden Hole was inactive to the time of the IPEC acquisition.

RESULTS OF OPERATIONS

         IPEC has significantly improved its performance since 1999, due primarily to a comprehensive process review and refinement in the third quarter of 2000, which resulted in substantial financial savings from the efficiencies gained.

         FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000. Sales for fiscal 2001 increased by $611,162 (5%). The gross profit margin increased slightly, from 20% in 2000 to 21% in 2001, while selling and general and administrative expenses increased as a percentage of sales (14% in 2001 as compared to 13% in 2000). Net operating income decreased by $9,130. However, non-operating expenses decreased by $21,171 (3%), resulting in slightly higher net income for 2001 ($79,365 in 2001 as compared to $77,824 in 2000).

         FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999. Sales for fiscal 2000 increased by $3,954,525 (47%). The gross profit margin essentially remained the same (20% in 2000 as compared to 21% in 1999), while selling, general, and administrative expenses decreased as a percentage of sales for 2000 (13% in 2000 as compared to 17% in 1999). This resulted in an increase of $566,780 (174%) in net operating income and net income of $77,824 in 2000, as opposed to a net loss of $402,575 in 1999.

         IPEC changed its method of accounting for organization and start-up costs in 1999. Previously, IPEC had capitalized these costs with amortization over 5 years. The effect of the change resulted in a write-off $55,603 in 1999.

         Also in 1999, IPEC changed its estimate for the useful life of certain of its molding equipment. The estimate for assets with a cost of $3.8 million and accumulated depreciation of $739,000 at December 31, 1998 was changed from a useful life of 5 years to 8 years. The effect was to decrease depreciation expense and increase pre-tax income in fiscal 1999 and 2000 by $240,000 and $255,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         DECEMBER 31, 2001 AND 2000. At December 31, 2001, IPEC had a working capital deficiency of $2,274,022, as compared to a deficiency of $1,910,305 at December 31, 2000. While the bank line of credit balance was decreased at December 31, 2001, IPEC had a greater current portion of long-term debt. A note in the principal amount of $1,900,000 is due July 1, 2002. [DOES IPEC PLAN TO RESTRUCTURE THIS NOTE?]

         Our operations provided cash of $1,671,251 for the 2001 fiscal year, compared to $744,241 provided in the 2000 fiscal year. The increase was due primarily to a decrease in inventory of $888,668, which more than offset a decrease in accounts payable of $541,842. In fiscal 2001, IPEC used $1,165,099 primarily for property, plant, and equipment, as compared to $2,221,756 for property, plant, and equipment and development of patents. Only $496,580 was provided by financing activities in 2001, as compared to $1,479,082 in 2000. IPEC sold common stock for $1,295,244 and borrowed $808,447 from the bank and $350,000 from related parties. It used $1,000,000 to repurchase outstanding preferred stock and paid down its line of credit by $810,973. At December 31, 2001, the balance of the bank line of credit was $2,260,000.

         DECEMBER 31, 2000 AND 1999. At December 31, 2000, IPEC had a working capital deficiency of $1,910,305, as compared a deficiency of $1,360,118 at December 31, 1999. The increase in current assets of $1,135,004 only partially offset the increase in current liabilities of $1,685,191.

         Our operations provided cash of $744,241 for the year ended December 31, 2000 versus using $82,310 for the previous fiscal period. The increase was due primarily to profitable operations for 2000 and increased accounts payable. IPEC used $2,036,474 for property, plant and equipment in 2000, as compared to $3,082,120 in 1999, and $185,282 for the development of its patents in 2000, as compared to $58,926 in 1999. In 2000, cash was provided by the sale of preferred stock, borrowing under a bank line of credit, and other loans from a bank. In 1999, cash was provided by the bank line of credit and other loans from the bank, as well as borrowing from related parties.

PLAN OF OPERATION

         IPEC's primary strategy is to increase its plastic closure sales by aggressively increasing its market share in the non-carbonated beverage sector of the caps and closures industry. Management has identified 4 areas of focus to support this strategy:

         (i) Continuing its commitment to research and development leading to new product innovations;
         (ii)  Emphasizing customer support and total product solutions;
         (iii) Continuing to enhance low cost manufacturing capabilities; and
         (iv)  Expanding sales initiatives.

         Management of IPEC believes that it has in place substantially all of the infrastructure and manufacturing capability required to support growth to the $25 million dollar revenue level. IPEC proposes to increase its capacity in the next 2 to 3 years by 80% to 3.6 million closures at a marginal capital cost of $2.8 million for tooling and molds. IPEC's two manufacturing plants are presently capable of producing 2.6 billion closures annually. In 2001, it produced and sold 925 million closures, which is a utilization rate of approximately 36% of production capacity.

         Maintaining   IPEC's   manufacturing   readiness  requires  an  ongoing
financial commitment for tooling, molds, and warehousing facilities. IPEC proposes the following capital expenditures through 2004:

  YEAR      DESCRIPTION                              AMOUNT         TOTALS
  ----      -----------                              ------         ------
  2002      Warehouse - New Castle facility       $ 1,100,000
            Machinery and equipment                   500,000
            Molds                                     800,000
                                                 -------------
            Total 2002                                            $ 2,400,000
  2003      Warehouse - Brewton facility              800,000
            Machinery and equipment                   350,000
            Molds                                     400,000
                                                 -------------
            Total 2003                                              1,550,000
  2004      Machinery and equipment                   350,000
            Molds                                     400,000
                                                 -------------
            Total 2004                                                750,000
                                                                 -------------
            TOTAL                                                $  4,700,000
                                                                 =============

         To provide the cash necessary to support this growth plan through 2004, IPEC will require additional financing of $3.4 million. Of this amount, management intends to secure $1 million in equity with the balance in long-term financing. In addition, it is anticipated that IPEC will restructure all short-term borrowings through conversion to long-term debt to conserve cash and improve IPEC's current ratio.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 28, 2002, the directors of the Company approved the election of Baier & Williams, LLP to audit the financial statements for the fiscal year ended December 31, 2001. The Company's board of directors recommended Baier & Williams, LLP because that firm is the existing certifying accountant for IPEC, which is now the accounting survivor due to the acquisition described above. During the two most recent fiscal years and the subsequent interim period, neither the Company nor anyone on its behalf consulted Baier & Williams, LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

         Andersen Andersen & Strong, L.L.C. had audited the Company's financial statements for the fiscal year ended December 31, 2000. The report of Andersen Andersen & Strong, L.L.C. did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period, there were no disagreements with Andersen Andersen & Strong, L.L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Andersen Andersen & Strong, L.L.C., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors are:

   Joseph Giordano, Jr.               51       President and Director
   Charles J. Long, Jr.               40       Secretary, Treasurer and Director
   Frederick W. Wakelin, Jr.          59       Chief Financial Officer
   Joseph M. Giordano                 28       Director

         JOSEPH GIORDANO, JR. Mr. Giordano has been the President of IPEC since December 1994. Mr. Giordano has also been the Chief Executive Officer of Giordano Construction Company, Inc. ("Giordano Construction") since 1998 and was the President of Giordano Construction from 1973 through 1998. Giordano Construction provides general, commercial, industrial and telecommunications construction services. Since January 2000, Mr. Giordano has been a principal shareholder and director of Everclear Communications, LLC (Walton, Kentucky), a telecommunication construction services company. Joseph Giordano, Jr., is the father of Joseph M. Giordano.

         CHARLES J. LONG, JR. Mr. Long has been the corporate Secretary and Treasurer of IPEC since 1994. Mr. Long has also been the President of E. Long Holdings (New Castle, Pennsylvania) since 1984. E. Long Holdings is a private company that provides paving construction services. Since 1990, Mr. Long has been the President of Hackers Inc. (Volant, Pennsylvania), a private company that owns and manages a golf course facility.

         FREDERICK W. WAKELIN, JR. Mr. Wakelin has served as the Chief Financial Officer of IPEC since January 2000. He is a graduate of the Wharton School of Finance with a Bachelor of Science degree in Economics and a major in Finance. He began his career with the Ford Motor Company, Dearborn Michigan, in 1964 as a financial analyst. From 1966 to 1980, he worked for Black & Decker Corporation, Towson, Maryland, first as a financial analyst, then a divisional controller and finally a group controller. As a group controller, he had reporting and control responsibilities for divisions in the United States, Mexico, and Canada. From 1980 to 1983, he served as a controller for Dolphin Publishing Co., Madeira Beach, Florida, and from 1983 to 1985, he was a controller for BTU Engineering, a manufacturer of processing equipment for semi-conductor chip manufacturers, located in Billerica, Massachusetts. From 1985 to 1990, Mr. Wakelin was the chief financial officer for Norbev, a beverage manufacturing company located in Salem, Massachusetts. He became the president of that company in 1990 and served in that capacity until its sale in 1999.

         JOSEPH M. GIORDANO. Mr. Giordano has been the President of Everclear Communications, LLC since January 2000. Since 1991 Mr. Giordano has been employed by Giordano Construction. Mr. Giordano was a Jobsite Superintendent for Giordano Construction Company from 1991 to 1994. From 1994 to 1998, Mr. Giordano served as the Vice President of Operations and since 1998 Mr. Giordano has been the President of Giordano Construction. Joseph M. Giordano is the son of Joseph Giordano, Jr.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as the officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to those other business activities.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

         We do not have any standing audit, nominating, or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended December 31, 2001, Gregory F. Martini failed to timely file a Form 3 Initial Statement of Beneficial Ownership of Securities. The Form 3, which was due August 8, 2002, was filed on January 22, 2002.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                   ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                                                            AWARDS             PAYOUTS
                                                         OTHER     RESTRICTED   SECURITIES
   NAME AND                                              ANNUAL        STOCK     UNDERLYING      LTIP      ALL OTHER
   PRINCIPAL                                           COMPENSA-     AWARD(S)    OPTIONS/      PAYOUTS     COMPENSA-
   POSITION          YEAR     SALARY ($)   BONUS ($)   TION ($)        ($)       SARS (#)        ($)        TION ($)
----------------------------------------------------------------------------------------------------------------------
   Gregory F.        2001       -0-          -0-          -0-          -0-          -0-          -0-          -0-
   Martini (1)<F1>   2000       -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
 Robert Blakely      2000       -0-          -0-          -0-          -0-          -0-          -0-          -0-
       (2)<F2>       1999       -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------

(1)<F1>  Mr. Martini was the President from February 15, 2000 to January 28, 2002.
(2)<F2>      Mr. Blakely was the President from May 1986 to February 15, 2000.

         We have not granted any stock options or stock appreciation rights.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

STOCK OPTION PLANS

         On January 28, 2002, our directors approved and recommended that our shareholders adopt a 2002 Stock Option Plan under which a total of 995,000 shares are reserved initially for grant to provide incentive compensation to officers and key employees. The number of shares available for grant adjusts quarterly, commencing on the first day of the next fiscal quarter to a number equal to 10% of the number of shares outstanding on last day of the fiscal quarter just completed.

         The board of directors administers the Stock Option Plan. Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company. At the time of grant, the board of directors may specify the period or periods of time within which each Option or portion thereof will first become exercisable or vest. The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after January 28, 2012.

         Options may be  exercised  by payment of the option  price (i) in cash,
(ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.

         No options have been granted under this Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of February 22, 2002:

-------------------------------------------------------------------------------------------------------------

 NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>            AMOUNT AND NATURE           PERCENT OF CLASS (2)<F2>
                                                      OF BENEFICIAL OWNERSHIP
-------------------------------------------------------------------------------------------------------------
Joseph Giordano, Jr.                                         4,147,946                       41.7%
RD #1, Box 610
New Wilmington, PA 13142
-------------------------------------------------------------------------------------------------------------
Charles J. Long, Jr.                                         4,147,946                       41.7%
RD #4, Box 62-A
New Castle, PA 16101
-------------------------------------------------------------------------------------------------------------
Joseph M. Giordano                                              92,179                        0.9%
10610 Laurin Court
Union, KY 41091
-------------------------------------------------------------------------------------------------------------
Frederick W. Wakelin, Jr.                                       23,043                        0.2%
3260 Hamlet Drive #3
Naples, FL 34105

-------------------------------------------------------------------------------------------------------------
All officers and directors as a group (4 persons)            8,411,114                       84.5%
-------------------------------------------------------------------------------------------------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 9,954,796 shares of Common Stock outstanding as of February 22, 2002.

         Messrs. Giordano, Jr. and Long may be deemed to be "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         In January 2000, IPEC sold 1,000,000 shares of preferred stock for $1,000,000 to Sherwood LLC. On March 28, 2001, IPEC entered into an agreement with Sherwood to repurchase the shares for $1,000,000. The repurchase was completed in 2001. The repurchase agreement contained a provision for a one-time additional payment if IPEC's capital structure should change as a result of an infusion of additional equity. IPEC's sale of common stock in 2001did not trigger the one-time additional payment. In addition, IPEC had an agreement for Sherwood to provide consulting services for $75,000 annually. That agreement was modified effective as of January 1, 2001 to reduce the consulting fee to $50,000 annually. In 2002, Mr. Wakelin, one of the partners of Sherwood, became IPEC's chief financial officer. At that time, the consulting contract was modified to provide that so long as one of the partners of Sherwood continues to act on behalf of IPEC in a financial role, no consulting payments would be made. Approximately $50,000 and $60,400 were paid under this consulting agreement in 2000 and 2001, respectively.

         IPEC fabricates certain products for Giordano Construction Co., Inc., a company owned and controlled by Joseph Giordano, Jr., and Giordano Construction Co., Inc. provides building and construction services for IPEC. During 2000 and 2001, IPEC sold $154,919 and $51,667 of products to Giordano Construction Co., Inc. and IPEC purchased $8,807 and $11,735 of services from Giordano Construction Co., Inc.

         IPEC leases equipment from L&G Leasing, a limited partnership owned and controlled by Joseph Giordano, Jr. and Charles J. Long, Jr. During 2000 and 2001, IPEC paid $59,630 and $59,900 to L&G Leasing for its equipment leases.

         Joseph Giordano, Jr. and Charles J. Long, Jr., officers, directors, and the former principal shareholders of IPEC have loaned sums to IPEC from time to time. At December 31, 2001, IPEC owed Mr. Giordano $700,000, and at December 31, 2000, IPEC owed Mr. Giordano $350,000.

         Joseph Giordano, Jr. and Charles J. Long, Jr. have personally guaranteed all of the debt owed to Sky Bank, formerly First Western Bank. At December 31, 2000 and 2001, $6,278,698 and $7,087,145, respectively, were owed under various long-term notes. In addition, IPEC owed $3,071,000 and $2,260,000 at December 31, 2000 and 2001, respectively, under its line of credit with the bank. Messrs. Giordano and Long agreed to subordinate amounts owed to them by IPEC to the bank's interest.

         We believe that all of the transactions were made or entered into on terms that were no less favorable to us than those that could have been obtained from an unaffiliated third party.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

---------------------------------------------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                                                   EXHIBIT
---------------------------------------------------------------------------------------------------------------------
       2.1          Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment
                    Corp. dated January 14, 2002 (1)<F1>
---------------------------------------------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended (2)<F2>
---------------------------------------------------------------------------------------------------------------------
       3.2          Bylaws (2)<F2>
---------------------------------------------------------------------------------------------------------------------
       4.1          Description of Series A Convertible Preferred Stock (3)<F3>
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                                                   EXHIBIT
---------------------------------------------------------------------------------------------------------------------
       10.1         December 23, 1998 Loan Documents with First Western Bank (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       10.2         January 13, 2000 Loan Documents with First Western Bank (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       10.3         January 11, 2001 Loan Documents with Sky Bank (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       10.4         February 25, 2002 Loan Documents with Sky Bank (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       10.5         Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       10.6         Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       10.7         Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       10.8         Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)<F3>
---------------------------------------------------------------------------------------------------------------------
       16.1         Letter from Andersen Andersen & Strong, L.L.C. (1)<F1>
---------------------------------------------------------------------------------------------------------------------
       21.1         Subsidiaries of the registrant (3)<F3>
---------------------------------------------------------------------------------------------------------------------

---------------

(1)<F1> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
(2)<F2> Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-30721.
(3)<F3>  To be filed by amendment.

Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLDEN HOLE, INC.



Date:    April 1, 2002                By:   /s/ Joseph Giordano, Jr.
       --------------------              ---------------------------------------
                                            Joseph Giordano, Jr., President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                                 DATE


                                      President and Director
/s/ Joseph Giordano, Jr.              (Principal Executive Officer)              April 1, 2002
----------------------------------                                           -------------------------
Joseph Giordano, Jr.


/s/ Charles J. Long, Jr.              Secretary, Treasurer and Director          April 1, 2002
----------------------------------                                           -------------------------
Charles J. Long, Jr.


                                      Chief Financial Officer (Principal
/s/ Frederick W. Wakelin, Jr.         Financial and Accounting Officer)          April 1, 2002
----------------------------------                                           -------------------------
Frederick W. Wakelin, Jr.


/s/ Joseph M. Giordano                 Director                                  April 1, 2002
----------------------------------                                           -------------------------
Joseph M. Giordano



                                GOLDEN HOLE, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS



                                                                                   PAGE(S)

Report Of Independent Accountant                                                     F-2

Balance Sheets - December 31, 2001 and 2000                                          F-3

Statements Of Operations -Twelve Months Ended December 31, 2001 and 2000             F-4

Statements Of Cash Flows - Twelve Months Ended December 31, 2001 and 2000            F-5

Statement of Shareholders' Equity - December 31, 2001 and 2000                       F-6

Notes To Financial Statements - December 31, 2001 and 2000                        F-7 - F-17


                                         1169 Pittsford - Victor Road, Suite 125
                                                 Rochester, New York 14534
BAIER & WILLIAMS, LLP                                  (585) 385-0530
================================================================================
Certified Public Accountants o Business and Financial Advisory Services


         To the Board of Directors of Golden Hole, Inc.

         We have audited the accompanying balance sheets of Golden Hole, Inc. at December 31, 2001 and December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Hole, Inc. at December 31, 2001 and December 31, 2000, and the results of operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



         /S/ BAIER & Williams, LLP.

         Rochester, New York
         March 20, 2002

                                GOLDEN HOLE, INC.
                                 BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                       2001                 2000
                                                                       ----                 ----

                                ASSETS


Account receivable                                                $        6,496       $         -
                                                                 ----------------     ---------------

                            Current Assets                                 6,496                 -
                                                                 ----------------     ---------------

                                                                                            $
                             TOTAL ASSETS                         $        6,496                 -
                                                                 ================     ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                          $        6,496       $       1,600
Amounts due to shareholders                                                  -                15,673
                                                                 ----------------     ---------------
                         Current Liabilities                               6,496              17,273
                                                                 ----------------     ---------------

Common stock:                                                                465                 465
  100,000,000 shares authorized, $0.001 par
  value; 465,000 shares issued and outstanding
  on December 31, 2001 and 2000
Capital in excess of par value                                            58,377              33,535
Retained Deficit                                                         (58,842)            (51,273)
                                                                 ----------------     ---------------
                                                                             -               (17,273)
                                                                 ----------------     ---------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $        6,496       $         -
                                                                 ================     ===============


                See accompanying notes to financial statements.

                                GOLDEN HOLE, INC.
                            STATEMENTS OF OPERATIONS


                                              YEAR ENDED DECEMBER 31,
                                            2001                 2000
                                            ----                 ----

Revenue                               $          -           $         -
                                     ----------------       ---------------

Expenses
  General and adminstrative                    1,191                15,673
  Legal and professional                      12,875                   -
                                     ----------------       ---------------
                                              14,065                15,673
                                     ----------------       ---------------

Other Income
  Recoverable pre-merger expenses              6,496                   -
                                     ----------------       ---------------

Net (Loss)                            $       (7,569)        $     (15,673)
                                     ================       ===============

Average shares outstanding                   465,000               465,000
                                     ================       ===============

Basic (Loss) per share                $        (0.02)        $       (0.03)
                                     ================       ===============






                See accompanying notes to financial statements.

                                GOLDEN HOLE, INC.
                            STATEMENTS OF CASH FLOWS



                                                                        YEAR ENDED DECEMBER 31,
                                                                       2001                 2000
                                                                       ----                 ----

Net Loss                                                          $      (7,569)       $    (15,673)
Add (Deduct)
  Change in account receivable                                           (6,496)                -
  Changes in accounts payable and accrued liabilities                     4,896                 -
  Changes in amounts due to shareholders, net of                          9,169              15,673
      amount recapitalized as paid in capital
                                                                 ---------------      --------------
                         Cash from Operations                               -                   -
                                                                 ---------------      --------------

                        Cash from Investments                               -                   -
                                                                 ---------------      --------------

                         Cash from Financing                                -                   -
                                                                 ---------------      --------------

Net change in cash                                                          -                   -
Cash - beginning of period                                                  -                   -
                                                                 ---------------      --------------

Cash - end of period                                              $         -          $        -
                                                                 ===============      ==============

Cash paid for interest                                            $         -          $        -
                                                                 ===============      ==============

Cash paid for income taxes                                        $         -          $        -
                                                                 ===============      ==============


                See accompanying notes to financial statements.

                                GOLDEN HOLE, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              Common                       Retained
                                                               No. Shares      Stock    Paid In Capital     Decicit         Total
                                                              ----------------------------------------------------------------------
Balance January 1, 2000                                          465,000     $    465   $       33,535    $  (35,600)    $   (1,600)

Net Loss - year ended December 31, 2000                                                                      (15,673)       (15,673)
                                                              ----------------------------------------------------------------------
Balance December 31, 2000                                        465,000          465           33,535       (51,273)       (17,273)
                                                              ----------------------------------------------------------------------

Net Loss - year ended December 31, 2001                                                                       (7,569)        (7,569)
Recapitalization of amounts due shareholders as additional
   paid in capital                                                                              24,842                       24,842
                                                              ----------------------------------------------------------------------
Balance December 31, 2001                                        465,000     $    465   $       58,377    $  (58,842)    $      -
                                                              ======================================================================


                See accompanying notes to financial statements.

                                GOLDEN HOLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Golden Hole, Inc. ("Company") was incorporated under the laws of the State of Nevada on December 11, 1985 with authorized common stock of 2,500 shares at a par value of $0.01. In June 1998, a newly formed Board of Directors agreed to reorganize the Company under the name "Golden Hole, Inc." at which time the Articles of Incorporation were amended to increase the authorized shares from Two Thousand Five hundred (2,500) to one hundred million (100,000,000) shares with a par value of $0.001 per share. Through December 31, 1990, Company had been applying the financial statement presentation of a entity in the development stage; however, there have been no subsequent operations or activity and the Company has been inactive. With the Company's lack of assets and absence of business history, and its active search for a merger or acquisition candidate, the Company has discontinued the application of development stage accounting. Pursuant to the Company's filing, in May 2000, of a Form 10SB12G with the Securities and Exchange Commission, the Company became a public company reporting under the Securities Exchange Act of 1934.

         On January 14, 2002, the Company entered into a share exchange agreement to acquire International Plastics & Equipment Corp. ("IPEC"). See Note 4.


         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related footnote disclosures at the date of the financial statements. Actual results could differ from those estimates.


         CASH AND CASH EQUIVALENTS

         The Company currently has no cash or cash equivalents.


         ACCOUNT RECEIVABLE

         The account receivable represents accrued, but unpaid, pre-acquisition expenses that, following the transaction described in Note 4, are recoverable from the Company's pre-acquisition shareholders.

                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



         INCOME TAXES

         The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.


         RECAPITALIZATION OF AMOUNTS DUE TO SHAREHOLDERS

         Pre-acquisition expenses paid by a shareholder of the Company were reflected as Amounts Due to Shareholders. In connection with the acquisition described in Note 4, by agreement among the parties, such obligations have been cancelled; accordingly, the pre-acquisition Amounts Due to Shareholders have been recapitalized as Additional Paid In Capital as of December 31, 2001.


         COMPREHENSIVE (LOSS)

         Comprehensive (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive (loss) is the same as reported net (loss) in the statement of operations.


         EARNINGS PER SHARE

         Basic net (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net
         (loss) per share is the same as basic net (loss) per share.


         RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations. SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, specifically how they should be treated upon and subsequent to their acquisition. Both SFAS No. 141 and SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company is assessing the impact of adopting and is expecting to adopt SFAS No. 141 and SFAS No. 142 during fiscal year 2002. On August 15, 2001, FASB issued SFAS No. 143, "Accounting

                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




         for Asset Retirement Obligations". On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These statements, when adopted, are not expected to impact the Company's results of operations or financial condition.

         Also, see Note 2 regarding income taxes.


NOTE 2 - INCOME TAXES

         At December 31, 2001, the Company had a net operating loss carry forward ("NOL") of $58,842. The tax benefit from the loss carry forward has been fully offset by a valuation reserve, and no current or deferred income tax liability is recorded in the balance sheet. Since the Company is unable to predict the nature, timing and extent of near-term profitability, the Company intends to recognize such NOL benefits when realized. The NOL benefits would normally expire as follows:

                     YEAR OF EXPIRATION          AMOUNT
                     ------------------          ------
                            2002                 $15,900
                            2003                   9,100
                            2018                   9,000
                            2019                   1,600
                            2020                  15,673
                            2021                   7,569
                                               ----------
                                                 $58,842
                                               ==========

         See Note 4 regarding the Company's acquisition of IPEC pursuant to a share exchange agreement executed and closed in January 2002. The share exchange was a tax-free acquisition pursuant to Internal Revenue Code
         Section 368. Accordingly, in calendar year 2002, in connection with this acquisition, the Company's ultimate recognition of its NOL becomes subject to Internal Revenue Code Section 382.

         The general tax principle underlying Code Section 382 is that losses incurred by a corporation may be utilized by offsetting income it later generates, as long as its separate existence and the identity of its major shareholders are basically unchanged. However, significant limitations to the use of the Company's NOL may apply if there is an ownership change. The testing period is defined as the three-year period ending on the day of any shift involving a five percent shareholder or the equity structure. The Company has computed the pro forma effect of the ownership change associated with the acquisition to be greater than

                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



         five percent. Consequently, the Company believes its ultimate realization of its NOL carryforward may be impacted by the acquisition but has not yet quantified the effect, if any.


NOTE 3 - RELATED PARTY TRANSACTIONS

         At December 31, 2001 and 2000, 465,000 shares of common stock were outstanding of which 159,000 shares were issued to related parties.

         Pre-acquisition expenses paid by a shareholder of the company were reflected as amounts due to shareholders. In connection with the acquisition described in note 4, by agreement among the parties, such obligations have been cancelled; accordingly, the pre-acquisition amounts due to shareholders have been recapitalized as additional paid in capital as of December 31, 2001.


NOTE 4 -BUSINESS COMBINATION

         On January 14, 2002, the Company entered into a share exchange agreement to acquire International Plastics & Equipment Corp. ("IPEC").

         The Company closed its acquisition of IPEC pursuant to the terms of the share exchange agreement on January 28, 2002. Accordingly, as of January 28, 2002, IPEC became a wholly owned subsidiary of the Company. The Company issued 9,489,796 shares of its common stock to the shareholders of the IPEC and, following the acquisition, there were 9,954,796 shares of common stock of the Company issued and outstanding.

         The transaction will be accounted for in calendar year 2002 as a reverse merger.

         The pro forma financial statements of the Company and IPEC for 2001 and 2000, assuming the acquisition (as a reverse merger) took place as of January 1, 2000, are as follows:

                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                      Pro forma Assets - December 31, 2001



                                                                                International
                                                                                 Plastics &
                                                            Golden Hole,          Equipment             Pro Forma
                                                                Inc.                 Corp.             Adjustments        Pro Forma
                                                         ---------------------------------------------------------------------------

                               Assets
Cash                                                                           $     1,014,381                        $   1,014,381
Accounts Receivable, less reserves                        $      6,496                 858,485                              864,981
Other Receivables                                                                      100,925                              100,925
Inventory                                                                            1,849,513                            1,849,513
Prepaid Expenses                                                                        36,288                               36,288
                                                         ---------------------------------------------------------------------------
                           Current Assets                        6,496               3,859,592                -           3,866,088
                                                         ---------------------------------------------------------------------------

Land                                                                                   110,036                              110,036
Buildings and Equipment                                                             14,005,019                           14,005,019
Equipment Under Construction                                                         1,273,512                            1,273,512
Accumulated Depreciation                                                            (4,720,668)                          (4,720,668)
                                                         ---------------------------------------------------------------------------
                  Property, Plant & Equipment, Net                 -                10,667,899                -          10,667,899
                                                         ---------------------------------------------------------------------------

Investment in subsidiary                                                                         A        151,863               -
                                                                                                 B       (151,863)
Patents, less accumulated amortization                                                 320,771                              320,771
Other Assets                                                                             3,868                                3,868
                                                         ---------------------------------------------------------------------------
                            Other Assets                           -                   324,639                -             324,639
                                                         ---------------------------------------------------------------------------

                            Total Assets                  $      6,496         $    14,852,130        $       -       $  14,858,626
                                                         ===========================================================================


                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


       Pro forma Liabilities and Shareholders' Equity - December 31, 2001

                                                                                International
                                                                                 Plastics &
                                                            Golden Hole,          Equipment             Pro Forma
                                                                Inc.                 Corp.             Adjustments        Pro Forma
                                                         ---------------------------------------------------------------------------

                 Liabilities and Shareholders' Equity
Accounts Payable                                          $      6,496         $       778,662                        $     785,158
Accrued Liabilities                                                                     73,085                               73,085
Taxes Payable                                                                           25,055                               25,055
Accrued Interest                                                                         6,085                                6,085
Notes Payable - Current Position                                                     2,990,727                            2,990,727
Bank Line of Credit                                                                  2,260,000                            2,260,000
                                                         ---------------------------------------------------------------------------
                          Current Liabilities                    6,496               6,133,614                 -          6,140,110
                                                         ---------------------------------------------------------------------------

Capital Lease Obligation                                                               369,171                              369,171
Notes Payable - Long Term                                                            4,096,418                            4,096,418
Amounts Due to Related parties                                     -                   700,000                              700,000
                                                         ---------------------------------------------------------------------------
                          Long Term Liabilities                    -                 5,165,589                 -          5,165,589
                                                         ---------------------------------------------------------------------------

Common Stock                                                       465                  22,993   A           9,490            9,955
                                                                                                 B         (22,993)
Additional Paid In Capital                                      58,377               4,111,674   A         142,373        4,124,712
                                                                                                 B        (128,870)
                                                                                                 D         (58,842)
Retained (Deficit)                                             (58,842)               (581,740)  D          58,842         (581,740)
                                                         ---------------------------------------------------------------------------
                           Shareholders' Equity                    -                 3,552,927                 -          3,552,927
                                                         ---------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                $      6,496         $    14,852,130        $        -      $  14,858,626
                                                         ===========================================================================


                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


        Pro forma Statement of Operations - Year Ended December 31, 2001


                                                                                International
                                                                                 Plastics &
                                                            Golden Hole,          Equipment             Pro Forma
                                                                Inc.                 Corp.             Adjustments        Pro Forma
                                                         ---------------------------------------------------------------------------

Sales                                                     $        -           $    12,938,376                        $  12,938,376
                                                         ---------------------------------------------------------------------------

Operating expenses
  Cost of goods sold                                                                10,193,976                           10,193,976
  Selling                                                                              789,487                              789,487
  General and administrative                                    14,065               1,072,207  C         (150,000)         936,272
                                                         ---------------------------------------------------------------------------
    Operating expenses                                          14,065              12,055,670            (150,000)      11,919,735
                                                         ---------------------------------------------------------------------------
Operating income (loss)                                        (14,065)                882,706             150,000        1,018,641
                                                         ---------------------------------------------------------------------------

Non-operating expense (income)
  Interest expense                                                                     802,095                              802,095
  Acquisition expense                                                                                                           -
  Other income                                                  (6,496)                (15,754)                             (22,250)
                                                         ---------------------------------------------------------------------------
    Non-operating expenses                                      (6,496)                786,341                 -            779,845
                                                         ---------------------------------------------------------------------------

Income (Loss) before taxes                                      (7,569)                 96,365             150,000          238,796

Income taxes                                                                            17,000                               17,000
                                                         ---------------------------------------------------------------------------

Net income (loss)                                         $     (7,569)        $        79,365        $    150,000    $     221,796
                                                         ===========================================================================

                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


                      Pro forma Assets - December 31, 2000

                                                                                International
                                                                                 Plastics &
                                                            Golden Hole,          Equipment             Pro Forma
                                                                Inc.                 Corp.             Adjustments        Pro Forma
                                                         ---------------------------------------------------------------------------
                                   Assets
Cash                                                                           $        11,649                        $      11,649
Accounts Receivable, less reserves                        $        -                   948,917                              948,917
Other Receivables                                                                      108,035                              108,035
Inventory                                                                            2,738,181                            2,738,181
Prepaid Expenses                                                                         5,549                                5,549
                                                         ---------------------------------------------------------------------------
                              Current Assets                       -                 3,812,331                 -          3,812,331
                                                         ---------------------------------------------------------------------------

Land                                                                                   109,809                              109,809
Buildings and Equipment                                                             13,690,381                           13,690,381
Equipment Under Construction                                                           388,945                              388,945
Accumulated Depreciation                                                            (3,477,159)                          (3,477,159)
                                                         ---------------------------------------------------------------------------
                     Property, Plant & Equipment, Net              -                10,711,976                 -         10,711,976
                                                         ---------------------------------------------------------------------------

Investment in subsidiary                                                                         A         151,863              -
                                                                                                 B        (151,863)
Patents, less accumulated amortization                                                 334,515                              334,515
Other Assets                                                                             5,230                                5,230
                                                         ---------------------------------------------------------------------------
                               Other Assets                        -                   339,745                 -            339,745
                                                         ---------------------------------------------------------------------------

                               Total Assets               $        -           $    14,864,052        $        -      $  14,864,052
                                                         ===========================================================================


                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


       Pro forma Liabilities and Shareholders' Equity - December 31, 2000


                                                                                International
                                                                                 Plastics &
                                                            Golden Hole,          Equipment             Pro Forma
                                                                Inc.                 Corp.             Adjustments        Pro Forma
                                                         ---------------------------------------------------------------------------

              Liabilities and Shareholders' Equity
Accounts Payable                                          $      1,600         $     1,320,504  C          150,000    $   1,470,504
                                                                                                D           (1,600)
Accrued Liabilities                                                                    131,165                              131,165
Taxes Payable                                                                           13,000                               13,000
Accrued Interest                                                                         6,085                                6,085
Notes Payable - Current Portion                                                      1,180,909                            1,180,909
Bank Line of Credit                                                                  3,070,973                            3,070,973
                                                         ---------------------------------------------------------------------------
                         Current Liabilities                     1,600               5,722,636             148,400        5,872,636
                                                         ---------------------------------------------------------------------------
Capital Lease Obligation                                                               515,309                              515,309
Notes Payable - Long Term                                                            5,097,789                            5,097,789
Amounts Due to Related Parties                                  15,673                 350,000             (15,673)         350,000
                                                         ---------------------------------------------------------------------------
                        Long Term Liabilities                   15,673               5,963,098             (15,673)       5,963,098
                                                         ---------------------------------------------------------------------------
Preferred Stock                                                                      1,000,000                            1,000,000
Common Stock                                                       465                  20,000  A            9,490            9,955
                                                                                                B          (20,000)
Additional Paid In Capital                                      33,535               2,819,423  A          142,373        2,829,468
                                                                                                B         (131,863)
                                                                                                D          (34,000)
Retained (Deficit)                                             (51,273)               (661,105) C         (150,000)        (811,105)
                                                                                                D           51,273
                                                         ---------------------------------------------------------------------------
                          Shareholders' Equity                 (17,273)              3,178,318            (132,727)       3,028,318
                                                         ---------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                $        -           $    14,864,052        $        -      $  14,864,052
                                                         ===========================================================================

                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


        Pro forma Statement of Operations - Year Ended December 31, 2000



                                                                                International
                                                                                 Plastics &
                                                            Golden Hole,          Equipment             Pro Forma
                                                                Inc.                 Corp.             Adjustments        Pro Forma
                                                         ---------------------------------------------------------------------------

Sales                                                                          $    12,327,214                        $  12,327,214
                                                         ---------------------------------------------------------------------------

Operating expenses
  Cost of goods sold                                                                 9,845,084                            9,845,084
  Selling                                                                              600,514                              600,514
  General and administrative                                                           989,780                              989,780
                                                         ---------------------------------------------------------------------------
    Operating expenses                                                              11,435,378                 -         11,435,378
                                                         ---------------------------------------------------------------------------
  Operating income (loss)                                                              891,836                 -            891,836
                                                         ---------------------------------------------------------------------------

Non-operating expense (income)
  Interest expense                                                                     814,120                              841,120
  Acquisition expenses                                                                          C          150,000          150,000
  Other income                                                                          (6,608)                              (6,608)
                                                         ---------------------------------------------------------------------------
    Non-operating expenses                                                             807,512             150,000          957,512
                                                         ---------------------------------------------------------------------------

Income (Loss) before taxes                                                              84,324            (150,000)         (65,676)

Income taxes                                                                             6,500                                6,500
                                                         ---------------------------------------------------------------------------

Net income (loss)                                         $        -           $        77,824        $   (150,000)   $     (72,176)
                                                         ===========================================================================


                               GOLDEN HOLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         Pro forma adjustments at December 31, 2001 and December 31, 2000 consist of the following:

              A - Issuance of 9,489,796 shares of common stock to effect the reverse merger.

              B - Elimination of investment in subsidiary.

              C - Recognition of acquisition expense in calendar year 2000 (in calendar year 2001 the expense was recorded on the books).

              D - Elimination of the Company's pre-acquisition expenses and deficit.

                    INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


                                TABLE OF CONTENTS




                                                                         PAGE(S)

Report Of Independent Accountant                                           F-19

Balance Sheets - December 31, 2001 and 2000                              F-20-21

Statements Of Operations and Retained (Deficit) - Twelve
Months Ended December 31, 2001 and 2000                                    F-22

Statements Of Cash Flows - Twelve Months Ended
December 31, 2001 and 2000                                                 F-23

Statement of Shareholders Equity - December 31, 2001 and 2000              F-24

Notes To Financial Statements - December 31, 2001 and 2000               F-25-38

                                        1169 Pittsford - Victor Road, Suite 125
                                               Rochester, New York  14534
BAIER & WILLIAMS, LLP                                (585) 385-0530
================================================================================
  Certified Public Accountants o Business and Financial Advisory Services


           To the Board of Directors of International Plastics & Equipment Corp.

           In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of International Plastics & Equipment Corp. ("Company") at December 31, 2001 and 2000, and the results of their operations, their cash flows and their shareholders equity for each of the years ended December 31, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


           /s/ BAIER & WILLIAMS, LLP.

           Baier & Williams, LLP.
           Rochester, New York
           January 18, 2002

                    INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                                 BALANCE SHEETS


                                                 December 31,     December 31,
                                                     2001            2000
                                               ---------------  ----------------

               Assets

 Cash                                          $    1,014,381   $        11,649
 Accounts Receivable, less reserves for               858,485           948,917
    bad debts of $140,273 and $140,000
    in 2001 and 2000
 Other Receivables                                    100,925           108,035
 Inventory                                          1,849,513         2,738,181
 Prepaid Expenses                                      36,288             5,549
                                               ---------------  ----------------
           Current Assets                           3,859,592         3,812,331
                                               ---------------  ----------------

 Land                                                 110,036           109,809
 Buildings and Equipment                           14,005,019        13,690,381
 Construction In Progress                           1,273,512           388,945
 Accumulated Depreciation                          (4,720,668)       (3,477,159)
                                               ---------------  ----------------
    Property, Plant & Equipment, Net               10,667,899        10,711,976
                                               ---------------  ----------------

 Patents, less accumulated amortization of            320,771           334,515
    $50,484 and $22,233 in 2001 and 2000
 Other Assets                                           3,868             5,230
                                               ---------------  ----------------
           Other Assets                               324,639           339,745
                                               ---------------  ----------------
           Total Assets                        $   14,852,130   $    14,864,052
                                               ===============  ================

                 See accompanying notes to financial statements.

                    INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                                 BALANCE SHEETS


                                                       December 31,     December 31,
                                                           2001             2000
                                                     ---------------  ---------------
        Liabilities and Shareholders' Equity

 Accounts Payable                                    $      778,662   $    1,320,504
 Accrued Liabilities                                         73,085          131,165
 Taxes Payable                                               25,055           13,000
 Accrued Interest                                             6,085            6,085
 Notes Payable - Current Portion                          2,990,727        1,180,909
 Bank Line Of Credit                                      2,260,000        3,070,973
                                                     ---------------  ---------------
                 Current Liabilities                      6,133,614        5,722,636
                                                     ---------------  ---------------

 Capital Lease Obligation                                   369,171          515,309
 Notes Payable - Long Term                                4,096,418        5,097,789
 Amounts Due to Related Parties                             700,000          350,000
                                                     ---------------  ---------------
                Long Term Liabilities                     5,165,589        5,963,098
                                                     ---------------  ---------------


Preferred Stock, no par value, 1,000,000 shares                 -          1,000,000
  authorized, 0 and 1,000,000 shares issued
  and outstanding at December 31, 2001
  and December 31, 2000, respectively
Common Stock, par value $0.0067 per                          22,993           20,000
  share, 5,000,000 shares authorized,
  3,431,745 and 3,000,000 shares issued
  and outstanding at December 31, 2001
  and December 31, 2000, respectively
Additional Paid In Capital                                4,111,674        2,819,423
Retained (Deficit)                                         (581,740)        (661,105)
                                                     ---------------    -------------
                Shareholders' Equity                      3,552,927        3,178,318
                                                     ---------------    -------------
 Total Liabilities and Shareholders' Equity          $   14,852,130     $ 14,864,052
                                                     ===============    =============


                 See accompanying notes to financial statements.

                    INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                            STATEMENTS OF OPERATIONS




                                                Year Ended         Year Ended
                                                December 31,       December 31,
                                                   2001                2000
                                              ---------------    ---------------

 Sales                                        $   12,938,376     $   12,327,214
                                              ---------------    ---------------

 Operating expenses
   Cost of goods sold                             10,193,976          9,845,084
   Selling                                           789,487            600,514
   General and administrative                      1,072,207            989,780
                                              ---------------    ---------------
       Operating expenses                         12,055,670         11,435,378
                                              ---------------    ---------------
 Operating income                                    882,706            891,836
                                              ---------------    ---------------

 Non-operating expense (income)
   Interest expense                                  802,095            814,120
   Other income                                      (15,754)            (6,608)
                                              ---------------    ---------------
       Non-operating expenses                        786,341            807,512
                                              ---------------    ---------------

 Income before taxes                                  96,365             84,324
 Income taxes                                         17,000              6,500
                                              ---------------    ---------------

 Net income                                   $       79,365     $       77,824
                                              ===============    ===============

 Average Shares of Common Stock                    3,033,211          3,000,000
                                              ===============    ===============

 Basic Income Per Share                       $         0.03     $         0.03
                                              ===============    ===============

 Diluted Income Per Share                     $         0.03     $         0.02
                                              ===============    ===============



                 See accompanying notes to financial statements.

                    INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                            STATEMENTS OF CASH FLOWS


                                                                     Year Ended         Year Ended
                                                                     December 31,       December 31,
                                                                         2001               2000
                                                                   ---------------    ---------------
Cash Flows from Operating Activities
Net Income                                                         $       79,365     $       77,824
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                        1,260,265          1,108,033
    Capitalized interest                                                  (36,500)           (28,000)
    Changes in Assets and Liabilities                                                            -
      Accounts receivable                                                  90,432           (485,521)
      Other receivables                                                     7,110            (20,391)
      Inventory                                                           888,668           (621,976)
      Prepaid Expenses                                                    (30,739)            (5,549)
      Other Assets                                                            517               (115)
      Accounts payable                                                   (541,842)           674,670
      Accrued liabilities                                                 (58,080)            83,972
      Taxes payable                                                        12,055              6,500
      Accrued interest                                                        -              (45,206)
                                                                   ---------------    ---------------
Net cash provided by operating activities                               1,671,251            744,241
                                                                   ---------------    ---------------

Cash Flows from Investing Activities
Purchases of property, plant and equpment                              (1,194,704)        (2,036,474)
Disposals of property, plant and equipment                                 31,772                -
Investment in and development of patents                                   (2,167)          (185,282)
                                                                   ---------------    ---------------
Net cash used in investing activities                                  (1,165,099)        (2,221,756)
                                                                   ---------------    ---------------

Cash Flows from Financing Activities
Sale of common stock                                                    1,295,244                -
(Repurchase) / Sale of preferred stock                                 (1,000,000)         1,000,000
Borrowing on bank line of credit                                        2,725,596          1,279,829
(Repayments) of bank line of credit                                    (3,536,569)          (702,856)
(Reduction) of capital lease obligations                                 (146,138)          (149,576)
Increase in notes payable                                                 808,447            141,685
Increase / (decrease) in amounts due to related parties                   350,000            (90,000)
                                                                   ---------------    ---------------
Net cash provided by financing activities                                 496,580          1,479,082
                                                                   ---------------    ---------------

Net Increase / (Decrease) in cash                                       1,002,732              1,567
Cash - beginning of year                                                   11,649             10,082
                                                                   ---------------    ---------------
Cash - end of year                                                 $    1,014,381     $       11,649
                                                                   ===============    ===============

Cash paid for interest                                             $      802,095     $      859,326
                                                                   ===============    ===============
Cash paid for income taxes                                         $        4,945     $          -
                                                                   ===============    ===============


                 See accompanying notes to financial statements.

                    INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                    Preferred        Common                                  Additional
                                      Shares         Shares       Preferred     Common         Paid In      Retained
                                   Outstanding    Outstanding       Stock        Stock         Capital      (Deficit)     Total
                                 ---------------------------------------------------------------------------------------------------

Balance at January 1, 2000                -          666,666                  $  20,000     $ 2,819,423                 $ 2,839,423
4.5:1 Stock Split                                  2,333,334                                                                    -
Sale of Preferred Stock             1,000,000                   $ 1,000,000                                               1,000,000
Net Income                                                                                                    77,824         77,824
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31, 2000        1,000,000      3,000,000      1,000,000      20,000       2,819,423     (661,105)     3,178,318
                                                                                                                                -
Repurchase of Preferred Stock      (1,000,000)                   (1,000,000)                                             (1,000,000)
Sale of Common Stock                                 431,745                      2,993       1,292,251                   1,295,244
Net Income                                                                                                    79,365         79,365
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31, 2001              -        3,431,745    $       -     $  22,993     $ 4,111,674   $ (581,740)   $ 3,552,927
                                 ===================================================================================================


                 See accompanying notes to financial statements.

                    INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         International Plastics & Equipment Corp. ("Company") manufactures injection molded plastic closures used for packaging applications in dairy, fruit juice, bottled water, sport drinks, and other non-carbonated beverage products.

         The Company's manufacturing facilities are located in the United States of America in Pennsylvania and Alabama. The Company's customers are principally located in the United States of America and Canada.

         On January 14, 2002, Golden Hole, Inc., a Nevada Corporation, entered into a share exchange agreement to acquire the Company. See Note 2.


         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related footnote disclosures at the date of the financial statements. Actual results could differ from those estimates.


         CASH AND CASH EQUIVALENTS

         Cash consists of cash on hand and held in banks.


         INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for raw materials and work in process, and the annual weighted average cost method for finished goods.

         The Company provides a reserve for obsolescence, slow moving inventory, and in circumstances when the carrying cost of inventory temporarily exceeds market value.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         PROPERTY PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred.

         The Company capitalized $36,500 and $28,000 of interest in connection with equipment under construction in calendar years 2001 and 2000, respectively.

         The Company's evaluation of long-lived assets, including patents and other assets, for impairment has indicated no events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable; accordingly, no impairment losses have been recognized.

         Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                            Depreciable Life
                    Asset                                         Years
         ----------------------------------------       ----------------------
         Buildings                                                 40
         Machinery and equipment                                 5 - 10
         Office furniture and equipment                             7

         Depreciation on leased assets is included in depreciation expense.

         Depreciation charged to operations was approximately $1,260,300 and $1,108,000 for the years ended December 31, 2001 and 2000, respectively. Of those amounts, approximately $1,226,900 and $1064,000, respectively, were included in cost of goods sold.


         INTANGIBLE ASSETS

         Intangible Assets are comprised primarily of loan commitment fees that are being amortized on a straight-line basis over periods ranging from seven to fifteen years. No goodwill is reflected in the statement of financial position.


         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, receivables, and accounts payable approximate fair value based upon the liquidity and short-term nature of the items. The carrying value of notes payable approximates the fair value based upon borrowings at approximate market interest rates.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         INCOME TAXES

         The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.


         CONCENTRATION OF CREDIT RISK AND UNCERTAINTY

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company's cash and cash equivalents are concentrated primarily in two banks in the United States. At times, such deposits could be in excess of insured limits. Management believes that the financial institutions that hold the Company's financial instruments are financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

         The Company's products are principally sold to entities in the food and beverage industries, primarily in the United States and Canada. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses.

         The majority of the Company's products are molded from various plastic resins that comprise a significant portion of the Company's cost of sales. These resins are subject to periodic price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products and other factors. The Company's agreements with its customers include adjustment clauses to pass price changes on to customers (generally, one-month following the change).

         During calendar year 2001, one customer accounted for 28% of net sales. One customer accounted for more than 16% of net sales in calendar year 2000.


         FOREIGN CURRENCY TRANSLATION

         The Company's has no foreign subsidiaries and uses the United States Dollar as its functional currency. Translation gains and losses result from changes in exchange rates between the functional currency and the currency in which the Company's customers denominate transactions. Translation gains and losses are not significant.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

         SEASONALITY

         The Company's sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. Approximately 67% of sales occurred between May and August in calendar years 2001 and 2000.

         SEGMENT INFORMATION

         The Company's primary operations are in one segment - the manufacture of injection molded thermoplastic components used primarily as closures for containers in the non-carbonated beverage industry. All of the Company's operations are in the United States of America.


         REVENUE RECOGNITION

         Revenue is recognized on plastic molded products when the products are shipped to customers.


         SHIPPING AND HANDLING COSTS

         Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.


         RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and development expenditures are charged to operations as incurred.


         ADVERTISING

         The Company charges the cost of advertising to operations as incurred. Such costs were approximately $3,500 and $27,100 in 2001 and 2000, respectively.


         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) is the same as reported net income (loss) in the statement of operations.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


        EARNINGS PER SHARE

         Basic net income / (loss) per share is computed using the weighted average number of common shares outstanding during the period.

         Diluted net income / (loss) per share reflects the potential dilution that could occur from the conversion of preferred shares.


         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company's adoption of SAB No.101 had no effect on its financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations. SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, specifically how they should be treated upon and subsequent to their acquisition. Both SFAS No. 141 and SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company is assessing the impact of adopting and is expecting to adopt SFAS No. 141 and SFAS No. 142 during fiscal year 2002. On August 15, 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These statements will be adopted in fiscal year 2003 and are not expected to impact the Company's results of operations or financial condition.


NOTE 2. BUSINESS COMBINATION

         On January 14, 2002, the Company entered into a share exchange agreement that resulted in the acquisition of the Company by Golden Hole, Inc., a Nevada Corporation. Golden Hole, Inc. is a SEC registrant.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         Golden Hole, Inc. intends to close its acquisition of the Company pursuant to the terms of the share exchange agreement on January 28, 2002. Accordingly, as of January 28, 2002, the Company will become a wholly owned subsidiary of the Golden Hole, Inc. Golden Hole, Inc. will issue 9,489,796 shares of its common stock to the shareholders of the Company and, following the acquisition, there will be 9,954,796 shares of common stock of Golden Hole, Inc. issued and outstanding.

         At the present time, Golden Hole, Inc. has no net assets or operations, and the transaction will be accounted for in calendar year 2002 as a reverse merger. The net effect of proforma adjustments to the financial statements of the Company for 2001 and 2000, after giving effect to the elimination of the pre-merger expenses of Golden Hole, Inc., would be insignificant.

         In connection with this merger, the Company engaged Plymouth Partners, LLC ("Plymouth") to facilitate the transaction with Golden Hole, Inc. For their services, Plymouth was paid $150,000 in December 2001. This amount has been recognized as an expense in the calendar year 2001 financial statements.

         Also, see Note 8 regarding income taxes.


NOTE 3. INVENTORIES

         Inventories at December 31, 2001 and 2000 are comprised of the following:

                                                     2001             2000
                                                --------------   ---------------
         Raw materials and packaging              $   247,798      $    313,183
         Work in process                              316,475           359,124
         Finished goods                             1,785,241         2,565,874
         Reserve for obsolescence and
           temporary decline in market value         (500,000)         (500,000)
                                                --------------   ---------------
         Total Inventories                        $ 1,849,513      $  2,738,181
                                                ==============   ===============



NOTE 4. LINE OF CREDIT

         On January 13, 2000, the Company entered into a 9.50% variable interest rate borrowing with a bank, due on demand, with interest on the unpaid principal balance paid monthly. The borrowing is secured by inventory and all intangible assets.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         There was approximately $2,260,000 and $3,071,000 outstanding under this agreement at December 31, 2001 and 2000, respectively.


NOTE 5.  LONG-TERM DEBT

         Long-Term Debt at December 31, 2001 and 2000 are comprised of the following:

                                                                                2001                 2000
                                                                         -------------------   ------------------
         7.90% note due January 1, 2006, payable in monthly                 $    865,652          $  1,054,802
           installments, secured by equipment

         7.90% note due January 1, 2006, payable in monthly                      570,272               696,926
           installments, secured by equipment

         7.90% note due May 1, 2006, payable in monthly                          616,214               739,115
           installments, secured by equipment

         7.50% variable interest rate note, due January 1,                       952,887             1,019,004
           2012, payable in monthly installments, secured by
           real property

         7.75% note due January 15, 2005, payable in                           1,441,633             1,834,539
           monthly installments, secured by a general
           assignment of all assets

         9.50% variable interest rate note, due July 1, 2005,                    740,487               934,312
           payable in monthly installments, secured by molds

         9.50% promissory note, due July 1, 2002, interest paid                1,900,000
         monthly, secured by general business assets and cross
         collateralized with other notes payable
                                                                         -------------------   ------------------
                                    Subtotal                                   7,087,145             6,278,698

         Less - current portion of long-term debt                             (2,990,727)           (1,180,909)
                                                                         -------------------   ------------------
                                                                            $  4,096,418          $  5,097,789
                                                                         ===================   ==================

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         These notes are all payable to the same bank. In connection with these borrowings, the Company has agreed to certain covenants, including maintenance of a defined tangible net worth of not less than $1,000,000, maintenance of a defined leverage ratio not greater than
         3.5 to 1 (ie., the ratio of total liabilities to tangible net worth with debt subordinated in favor of the bank deemed as equity), and maintenance of a debt service coverage ratio of 1.2 to 1.

         Payments on long-term debt in future years are as follows:

                         Calendar Year                 Debt Reduction
              -------------------------------------  --------------------
                              2002                           $ 2,990,727
                              2003                             1,213,188
                              2004                             1,312,864
                              2005                               842,525
                              2006                               147,699
                        2007 and Beyond                          574,442
                                                     --------------------
                      Total Debt Reduction                   $ 7,081,445
                                                     ====================


NOTE 6.  PREFERRED STOCK

         The Company has a single class of Preferred Stock with no par value. The Preferred Stock has no stated dividend. 1,000,000 shares are authorized.

         These shares were for sold for $1,000,000 in January 2000. The shares of stock were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock without registration of the securities.

         On March 28, 2001, the Company entered into an agreement with the holder of the preferred stock to repurchase the shares of stock for $1 million to be paid in installments ranging from $100,000 to $250,000 beginning in March of 2001 through September 30, 2001.

         The repurchase agreement includes a provision for a one-time additional payment to be made by the Company to the holder of the preferred stock should, before March 28, 2004, the Company's capital structure change as a result of an infusion of additional equity. The amount of the payment is $50,000 if the capital infusion reaches $2,000,000 and a prorata payment up to $150,000 for up to $4,000,000 of capital infusion. The sale of common stock in calendar year 2001 described in
         Note 7 did not obligate the Company to make this one-time additional payment.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7.  COMMON STOCK

         The Company has a single class of Common Stock. In early 2000, the Company amended its certificate of incorporation to authorize 5,000,000 shares of common stock, authorize 1,000,000 shares of preferred stock and to reflect an increase in the issued and outstanding shares from 666,666 to 3,000,000.

         The increase in the number of outstanding shares of common stock was achieved via a 4.5 to 1 stock split. Accordingly, the par value of the common stock was adjusted from $0.03 per share to $0.0067 per share.

         There are no warrants or options outstanding.

         Three million shares of the Company's common stock are owned equally by two individuals who are officers and directors of the Company.

         On December 31, 2001, the Company sold 431,745 shares of its common stock for aggregate cash proceeds of $ 1,295,235. The shares of stock were issued without registration in reliance on an exemptions in federal securities laws that permit issuance of stock without registration of the securities.

         See Note 2 regarding a business combination occurring in January 2002.


NOTE 8.  INCOME TAXES

         Presently, the Company has an unused tax net operating loss carryforward ("NOL") aggregating approximately $1.6 million that expires beginning in 2010. Of this amount, approximately $.9 million is attributable to the temporary differences between book and tax depreciation. The net amount of $.7 million represents the portion of the NOL not yet recognized for book purposes. Inasmuch as the Company has a NOL, no current or deferred income tax liability is recorded in the balance sheet. Since the Company is unable to predict the nature, timing and extent of near-term profitability, the Company intends to recognize such NOL benefits when realized.

         See Note 2 regarding the Company's acquisition by Golden Hole, Inc. pursuant to a merger agreement executed and closed in January 2002. The merger was a tax-free merger pursuant to Internal Revenue Code Section
         368. Accordingly, in calendar year 2002, in connection with this merger, the Company's ultimate recognition of its NOL becomes subject to Internal Revenue Code Section 382.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         The general tax principle underlying Code Section 382 is that losses incurred by a corporation may be utilized by offsetting income it later generates, as long as its separate existence and the identity of its major shareholders are basically unchanged. However, significant limitations to the use of the Company's NOL may apply if there is an ownership change. The testing period is defined as the three-year period ending on the day of any shift involving a five- percent shareholder or the equity structure. The Company has computed the proforma effect of the ownership change associated with the merger to be less than five percent based on the following:

                                                                      Post         Post       Percent
                                           Original      Original    Merger       Merger
                                            Shares       Percent     Shares      Percent      Change
                                            ------       -------     ------      -------      ------
         5% or More Shareholders          3,000,000       87.4%     8,295,892     83.3%       -4.1%
         Less than 5% Shareholders          431,745       12.6%     1,658,904     16.7%        4.1%
                                         ------------------------------------------------------------

         Total                            3,431,745      100.0%     9,954,796    100.0%        0.0%
                                         ============================================================

         Consequently, the Company does not believe its ultimate realization of its NOL carryforward has been impacted by the merger. However, should the Company enter into additional future equity transactions causing more than a five percent change during a three year testing period, the limitations imposed by Internal Revenue Code Section 382 could be triggered and there could be a substantial impact on the ultimate realization of the Company's NOL carryforward tax benefits.

         Taxes payable consist solely of state franchise and income taxes of approximately $16,000 and $6,500 for the years ended December 31, 2001 and 2000.

         In prior years, the Alabama Corporate Income tax was reduced substantially through use of available Net Operating Loss ("NOL") carryforwards to reduce taxable income. In late December 2001 the Alabama legislature suspended, for one year, the ability of all taxpayers to use NOL carryforwards for purposes of reducing taxable income. IPEC retains an Alabama state NOL carryforward of $332,506 that can be used to offset taxable income in 2002 and future years. However, in light of the Alabama legislature's action with respect to calendar year 2001, the Company cannot provide any assurance with respect to when the use of its Alabama state NOL will ultimately become available.

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate was as follows:

                                                         2001           2000
                                                         ----           ----

             Statutory federal income tax rate             34%            34%

             Realization of a portion of net              -34%           -34%
               operating loss carryforward

             State (Pennsylvania and Alabama)
               income and franchise taxes                  18%             8%
                                                       ----------     ----------

             Effective income tax rate                     18%             8%
                                                       ===========    ==========


NOTE 9.  LEASES

         OPERATING LEASES

         The Company leases certain manufacturing equipment under operating leases expiring at various dates through 2004. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

         Total lease expense amounted to $76,125 in 2001 and $60,531 in 2000.

         CAPITAL LEASES

         The Company leases a building and certain manufacturing and transportation equipment under capital leases expiring at various dates through 2004.

         The asset value and related liability for capital leases have been reflected in the statement of financial position as follows:

                                                        2001            2000
                                                   --------------   ------------
            Asset Value                            $    857,312     $   857,312
            Less - Accumulated Depreciation            (174,470)       (121,348)
                                                   --------------   ------------
                             Net Book Value        $    682,842     $   735,964
                                                   ==============   ============

                     Capital Lease Obligation      $    369,171     $   515,309
                                                   ==============   ============

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         Approximately $89,000 and $100,700 has been charged against operations for depreciation and interest associated with capital leases in 2001 and 2000, respectively.

         FUTURE MINIMUM LEASE PAYMENTS

         Minimum lease payments required for future years are as follows:

                  Calendar Year                  Operating            Capital
                                                   Leases             Leases
         ---------------------------------    ----------------------------------
                      2002                      $   53,179          $  147,889
                      2003                          34,102             148,649
                      2004                          16,913              72,633
                 2005 and Beyond                         -                   -
                                              --------------      --------------
                  Total Future Lease Payments   $  104,194          $  369,171
                                              ==============      ==============



NOTE 10. EARNINGS PER SHARE

         Earnings per share have been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share:

                                                       2001             2000
                                                       ----             ----

         Net income (loss)                         $    57,126      $    77,824
                                                   ============     ============

         Weighted average shares outstanding for     3,033,211        3,000,000
         basic earnings per share
                                                   ============     ============

         Basic earnings (loss) per share           $      0.02      $      0.03
                                                   ============     ============

         Adjusted weighted average shares            3,033,211        4,000,000
         outstanding for deemed preferred
         stock conversions
                                                   ============     ============

         Diluted earnings (loss) per share         $      0.02      $      0.02
                                                   ============     ============

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 11.  RELATED PARTIES

         Related party transactions are primarily with the following entities, related to the Company by common ownership:
         o Giordano Construction Co., Inc., for which the Company fabricates certain products and from which the Company obtains building and construction services.
         o   L&G Properties, from which the Company leases equipment.

         These related party transactions consist of the following:

                                                                        2001            2000
                                                                        ----            ----
         Transactions with Giordano Construction Co., Inc.
            Sales                                                    $ 51,667        $ 154,919
                                                                    ==========      ===========
            Purchases                                                $ 11,735        $   8,807
                                                                    ==========      ===========

         Transactions with L&G Leasing
            Leasing of Equipment                                     $ 59,900        $  59,630
                                                                    ==========      ===========

         The Company had $700,000 and $350,000 of amounts payable to one of its two principal stockholders as of December 31, 2001 and 2000, respectively. These amounts are unsecured and interest is not accrued on the balances outstanding. The balance outstanding at December 31, 2001 was paid prior to the merger described in Note 2, above.

         The Company had an agreement with the former holder of its preferred shares (Sherwood LLC) for consulting services to be provided for $75,000 annually. This agreement was modified in calendar year 2001 to provide that so long as one of the partners of Sherwood LLC continues to act on behalf of the Company in a financial role, such payments will not be made. Beginning in calendar year 2002, one of the partners, who previously was providing financial consulting services, became the Company's chief financial officer. Approximately $ 60,400 and $ 50,000 were paid under this agreement in calendar years 2001 and 2000, respectively.


NOTE 12.  EMPLOYEE BENEFIT PLANS

         The Company maintains a defined contribution plan (401K) covering substantially all employees. Under the Plan, employees' contributions are made on a tax-deferred basis and are partially matched by the Company. Total expense

                   INTERNATIONAL PLASTICS & EQUIPMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


         under the Plan for 2001 and 2000 was approximately $8,200 and $1,000 in 2001 and 2000, respectively.


NOTE 13.  SEGMENT INFORMATION

         The Company's primary operations are in a single business segment and substantially all assets and operations are located in the United States of America (see Note 1).

         The Company's sales to customers in the United States comprised 91% and 87% in 2001 and 2000, respectively. Other customers are located principally in Canada and Ireland. Segment revenue is determined based on the country where the sale originates; accordingly, all sales are deemed to be in the United States.


NOTE 14.  COMMITMENTS

         The Company is currently constructing additional warehouse facilities at its Pennsylvania location. The overall project cost is anticipated to be $1.1 million. In connection with the project, in calendar year 2001, the Company has recognized construction in progress costs of approximately $ 409,000, which approximates the stage of completion as of December 31, 2001. These costs are classified as fixed assets. The facility is expected to be completed in calendar year 2002.



NOTE 15.  SUBSEQUENT EVENTS

         On January 14, 2002, the Company entered into a share exchange agreement with Golden Hole, Inc. See Note 2.