Form 10KSB/A
period 2001-12-31
IPEC HOLDINGS INC
filed 2002-04-15
CIK 1114749

The following items were the subject of a
                                    Form 12b-25 and are included herein:
                                    Item 13. Exhibits and Reports on Form 8-K



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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


                               IPEC HOLDINGS INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,954,796 SHARES OF COMMON STOCK AS OF FEBRUARY 22, 2002
Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

---------------------------------------------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                                                   EXHIBIT
---------------------------------------------------------------------------------------------------------------------
       2.1          Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment
                    Corp. dated January 14, 2002 (1)<F1>
---------------------------------------------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended (2)<F2>
---------------------------------------------------------------------------------------------------------------------
       3.2          Bylaws (2)<F2>
---------------------------------------------------------------------------------------------------------------------
       4.1          Description of Series A Convertible Preferred Stock
---------------------------------------------------------------------------------------------------------------------
       10.1         December 23, 1998 Loan Documents with First Western Bank
---------------------------------------------------------------------------------------------------------------------
       10.2         January 13, 2000 Loan Documents with First Western Bank
---------------------------------------------------------------------------------------------------------------------
       10.3         January 11, 2001 Loan Documents with Sky Bank
---------------------------------------------------------------------------------------------------------------------
       10.4         February 25, 2002 Loan Documents with Sky Bank
---------------------------------------------------------------------------------------------------------------------
       10.5         Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000
---------------------------------------------------------------------------------------------------------------------
       10.6         Consulting Agreement dated January 1, 2000 with Sherwood LLC
---------------------------------------------------------------------------------------------------------------------
       10.7         Payment and Severance Agreement and Guarantee dated January 2, 2001
---------------------------------------------------------------------------------------------------------------------
       10.8         Consulting Agreement dated January 1, 2001 with Sherwood LLC
---------------------------------------------------------------------------------------------------------------------
       16.1         Letter from Andersen Andersen & Strong, L.L.C. (1)<F1>
---------------------------------------------------------------------------------------------------------------------
       21.1         Subsidiaries of the registrant
---------------------------------------------------------------------------------------------------------------------

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



Date:    April 15, 2002               By:  /s/ Joseph Giordano, Jr.
       --------------------              ---------------------------------------
                                            Joseph Giordano, Jr., President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                                 DATE


                                      President and Director
/s/ Joseph Giordano, Jr.              (Principal Executive Officer)              April 15, 2002
----------------------------------                                           -------------------------
Joseph Giordano, Jr.


/s/ Charles J. Long, Jr.              Secretary, Treasurer and Director          April 15, 2002
----------------------------------                                           -------------------------
Charles J. Long, Jr.


                                      Chief Financial Officer (Principal
/s/ Frederick W. Wakelin, Jr.         Financial and Accounting Officer)          April 13, 2002
----------------------------------                                           -------------------------
Frederick W. Wakelin, Jr.


/s/ Joseph M. Giordano                 Director                                  April 15, 2002
----------------------------------                                           -------------------------
Joseph M. Giordano

