Form 10QSB
period 2002-03-31
IPEC HOLDINGS INC
filed 2002-05-08
CIK 1114749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to _______________


                         Commission file number 0-30721

                               IPEC HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                87-0621339
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

    RD #3, BOX 7-A, NORTHGATE INDUSTRIAL PARK, NEW CASTLE, PENNSYLVANIA 16105
                    (Address of principal executive offices)

                                 (800) 377-4732
                           (Issuer's telephone number)

                                GOLDEN HOLE, INC.
         (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 MARCH 31, 2002


Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                 -----    -----

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS



                                                  March 31, 2002        December 31,
                                                    (Unaudited)             2001
                                                 ---------------      ----------------

                     Assets
 Cash                                             $     107,632        $   1,014,381
 Accounts Receivable, less reserves for               1,296,222              858,485
    bad debts of $157,881 and $140,273
    in 2002 and 2001
 Other Receivables                                       84,723              100,925
 Inventory                                            2,359,538            1,849,513
 Prepaid Expenses                                       118,504               36,288
                                                 ---------------      ----------------
                 Current Assets                       3,966,619            3,859,592
                                                 ---------------      ----------------

 Land                                                   119,374              110,036
 Buildings and Equipment                             14,157,147           14,005,019
 Construction In Progress                             1,713,907            1,273,512
 Accumulated Depreciation                            (5,041,693)          (4,720,668)
                                                 ---------------      ----------------
        Property, Plant & Equipment, Net             10,948,735           10,667,899
                                                 ---------------      ----------------

 Patents, less accumulated amortization of              320,199              320,771
    $58,179 and $55,791 in 2002 and 2001
 Other Assets                                             3,686                3,868
                                                 ---------------      ----------------
                  Other Assets                          323,885              324,639
                                                 ---------------      ----------------
                  Total Assets                    $  15,239,239        $  14,852,130
                                                 ===============      ================

      Liabilities and Shareholders' Equity

 Accounts Payable                                 $   1,147,805        $     778,662
 Accrued Liabilities                                    128,782               73,085
 Taxes Payable                                           12,369               25,055
 Accrued Interest                                         6,085                6,085
 Notes Payable - Current Portion                      3,004,118            2,990,727
 Bank Line Of Credit                                  1,895,362            2,260,000
                                                 ---------------      ----------------
               Current Liabilities                    6,194,521            6,133,614
                                                 ---------------      ----------------

 Capital Lease Obligation                               332,363              369,171
 Notes Payable - Long Term                            4,957,337            4,096,418
 Amounts Due to Related Parties                             -                700,000
                                                 ---------------      ----------------
              Long Term Liabilities                   5,289,700            5,165,589
                                                 ---------------      ----------------

 Common Stock, par value $0.001 per                       9,973                9,490
     share, 100,000,000 shares authorized,
     9,972.909 and 9,489,793 shares issued
     and outstanding at March 31, 2002
     and December 31, 2001, respectively
 Additional Paid In Capital                           4,149,694            4,125,177
 Retained (Deficit)                                    (404,649)            (581,740)
                                                 ---------------      ----------------
              Shareholders' Equity                    3,755,018            3,552,927
                                                 ---------------      ----------------
 Total Liabilities and Shareholders' Equity       $  15,239,239        $  14,852,130
                                                 ===============      ================






    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             Three Months      Three Months
                                                             Ended March       Ended March
                                                               31, 2002          31, 2001
                                                              (Unaudited)       (Unaudited)
                                                            --------------    --------------

 Sales                                                      $   2,627,159     $   3,030,636
                                                            --------------    --------------

 Operating expenses
   Cost of goods sold                                           1,823,239         2,552,700
   Selling                                                        155,780           128,751
   General and administrative                                     325,033           185,752
                                                            --------------    --------------
       Operating expenses                                       2,304,052         2,867,203
                                                            --------------    --------------
 Operating income                                                 323,107           163,433
                                                            --------------    --------------

 Non-operating expense (income)
   Interest expense                                               147,427           226,260
   Other income                                                    (5,211)           (6,485)
                                                            --------------    --------------
       Non-operating expenses                                     142,216           219,775
                                                            --------------    --------------

 Income before taxes                                              180,891           (56,342)
 Income taxes                                                       3,800               -
                                                            --------------    --------------

 Net income                                                 $     177,091     $     (56,342)
                                                            ==============    ==============

 Average Shares of Common Stock - Basic                         9,498,851         8,295,890
                                                            ==============    ==============

 Average Shares of Common Stock - Diluted                       9,498,851         9,295,890
                                                            ==============    ==============

 Basic Income (Loss) Per Share                              $        0.02     $       (0.01)
                                                            ==============    ==============

 Diluted Income (Loss) Per Share                            $        0.02     $       (0.01)
                                                           ===============  ===============




    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      Three Months            Three Months
                                                                      Ended March             Ended March
                                                                        31, 2002                31, 2001
                                                                       (Unaudited)             (Unaudited)
                                                                     --------------          --------------
Cash Flows from Operating Activities
Net Income (Loss)                                                    $     177,091           $     (56,342)
Adjustments to reconcile net income to net cash provided by
operating activities
    Depreciation and amortization                                          323,413                 336,125
    Common stock issued for services                                        25,000                     -
    Capitalized interest                                                     8,000                   9,000
    Changes in Assets and Liabilities
      Accounts receivable                                                 (437,737)               (670,367)
      Other receivables                                                     16,202                  45,793
      Inventory                                                           (510,025)               (354,864)
      Prepaid Expenses                                                     (82,216)                    -
      Accounts payable                                                     369,143                 267,477
      Accrued liabilities                                                   55,697                 (23,366)
      Taxes payable                                                        (12,686)                  2,017
                                                                     --------------          --------------
Net cash provided by operating activities                                  (68,118)               (444,527)
                                                                     --------------          --------------

Cash Flows from Investing Activities
Purchases of property, plant and equpment                                 (609,861)               (361,710)
Investment in and development of patents                                    (1,634)                (57,066)
                                                                     --------------          --------------
Net cash used in investing activities                                     (611,495)               (418,776)
                                                                     --------------          --------------

Cash Flows from Financing Activities
(Repayments) of bank line of credit                                       (364,638)               (351,973)
(Reduction) of capital lease obligations                                   (36,808)               (363,668)
Increase in notes payable                                                  874,310               1,925,805
(Decrease) in amounts due to related parties                              (700,000)               (350,000)
                                                                     --------------          --------------
Net cash provided by financing activities                                 (227,136)                860,164
                                                                     --------------          --------------

Net Increase / (Decrease) in cash                                         (906,749)                 (3,139)
Cash - beginning of period                                               1,014,381                  11,649
                                                                     --------------          --------------
Cash - end of period                                                 $     107,632           $       8,510
                                                                     ==============          ==============

Cash paid for interest                                               $     147,427           $     226,260
                                                                     ==============          ==============
Cash paid for income taxes                                           $       4,945           $         -
                                                                     ==============          ==============




    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                          FORM 10-QSB - MARCH 31, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of December 31, 2001 and March 31, 2002 and statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared by IPEC Holdings Inc. ("Company") in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of IPEC Holdings Inc. ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     The financial statements at March 31, 2002 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary. Financial statements at December 31, 2001 and March 31, 2001 include the historical financial statements of International Plastics & Equipment Corp. See Note 2.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

     The results of operations for the three month periods ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2002.


2.   BUSINESS COMBINATION

     The Company was originally incorporated under the laws of the State of Nevada on December 11, 1985. In June 1998, a newly formed Board of Directors agreed to reorganize the Company under the name "Golden Hole, Inc." In May 2000, the Company filed Form 10SB12G with the Securities and Exchange Commission becoming a public company reporting under the Securities Exchange Act of 1934.

     On January 14, 2002, the Company entered into a share exchange agreement to acquire International Plastics & Equipment Corp. ("IPEC"). The Company closed its acquisition of IPEC pursuant to the terms of the share exchange agreement on January 28, 2002. Accordingly, as of January 28, 2002, IPEC became a wholly owned subsidiary of the Company.

     The Company issued 9,489,796 shares of its common stock to the shareholders of the IPEC and, following the acquisition, there were 9,954,796 shares of common stock of the Company issued and outstanding. After the closing of the share exchange agreement, Golden Hole, Inc. changed its name to IPEC Holdings Inc. The presentation of issued and outstanding shares of common stock previously presented have been changed to reflect this transaction.

     The transaction has been accounted for in the first quarter of calendar year 2002 as a reverse merger. As a result of the reverse merger, the operating entity, IPEC, has continued as the operating entity under the IPEC Holdings Inc. name, and its historical financial statements have replaced those of Golden Hole, Inc.

     The unaudited consolidated revenues, net loss and loss per share of IPEC Holdings Inc. for the three months ended March 31, 2001 on a pro forma basis are substantially the same as those of International Plastics & Equipment Corp. for the same period.


NOTE 3 - INVENTORY

     As of March 31, 2002 and December 31, 2001, inventories consisted of the following:

                                            March 31,         December
                                              2002            31, 2001
                                         -------------     -------------
         Raw materials and packaging      $   284,267       $   247,798
         Work in process                      346,406           316,475
         Finished goods                     2,128,865         1,785,241
         Reserves                            (400,000)         (500,000)
                                         -------------     -------------
         Total Inventories                $ 2,359,538       $ 1,849,513
                                         =============     =============

     Reserves shown above are for obsolescence and for lower of cost or market adjustments.

NOTE 4 - ADDITIONAL FINANCING

     On February 28, 2002, the Company borrowed $1,150,000 in connection with the construction of a warehouse facility at its New Castle Pennsylvania location. The loan matures in August 2017 and bears interest at 7%. The loan is payable as follows:
         Six monthly payments, beginning March 15, 2002, of interest on the unpaid balance; then,
         Fifty-four monthly payments of $10,337; then, One hundred twenty-six monthly payments of $10,880.

     The loan is secured by all business assets of the Company and a second mortgage on real estate at its New Castle Pennsylvania location. The debt covenants include a requirement to maintain a debt service coverage ratio of 1.2 to 1.

NOTE 5 - COMMON STOCK

     On March 1, 2002, the Company issued 18,116 shares of its common stock valued at $1.38 per share to a firm serving as its investment advisor.

NOTE 6 - SUBSEQUENT EVENT

     At a special shareholders meeting held April 4, 2002, the shareholders adopted Restated Articles of Incorporation (that effected the name change described in Note 2, above) and authorized additional capital stock consisting of 25,000,000 shares of Preferred Stock, $.001 par value per share.

     The shareholders also adopted a new 2002 Stock Option Plan. Under this plan, the Company may grant options to employees, officers, consultants, or directors of the Company or its subsidiaries. The plan will remain in effect until terminated, however, no options will be granted after the tenth anniversary of the plan's adoption by the Board. The aggregate number of shares under option may not exceed 995,000 or ten percent of the outstanding shares of the Company, whichever is greater.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We acquired all of the issued and outstanding shares of International Plastic and Equipment Corp. ("IPEC") in exchange for 9,489,796 shares of our common stock effective January 28, 2002. Following the acquisition the former shareholders of IPEC held a majority of our total issued and outstanding common shares; IPEC was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover. IPEC has continued as the operating entity and its historical financial statements have replaced those of the parent company.

The following discussion of our results of operations for the three months ended March 31, 2002 should be read in conjunction with our consolidated financial statements (unaudited) and related notes included therein.

OVERVIEW

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

During the three-month period ended March 31, 2002, we recorded net income of $177,901, as compared to a net loss of $56,342 for the comparable period of the previous year.

While 2002 revenues decreased by $403,477 (13.3%) from the previous year, the gross profit margin for the 2002 period was significantly higher: $803,920 or 30.6% of sales, as compared to $477,936 or 15.8% of sales for 2001. Our gross margin improved because of a substantial drop in resin prices and an improvement in manufacturing efficiency.

Selling expenses for the quarter ended March 31, 2002 increased by $27,029 (21.0%) from the previous year due to the addition of a sales technician.

General and administrative expenses for the three months ended March 31, 2002 increased by $139,281 (75.0%) from the previous year. Since IPEC was not a public company in 2001, the increase is due primarily to costs of compliance with the reporting requirements of the Securities and Exchange Commission and other expenses related to being a public company.

Non-operating expenses decreased by $77,559 (35.3%) for the three months ended March 31, 2002 as compared to the previous year, due primarily to reduced interest expense. Interest expenses decreased $78,833 (34.8%) as a result of reduced interest rates

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2002, we had a working capital deficiency of $2,227,902, as compared to a deficiency of $2,274,022 at December 31, 2001.

Our operations used cash of $68,118 for the three months ended March 31, 2002, as compared to $444,527 used in the previous year. The decrease was due primarily to profitable operations for the quarter, as well as a decrease in accounts receivable ($232,630) and increases in accounts payable ($101,666) and accrued liabilities ($79,063). These changes more than offset an increase in inventory of $155,161. During the quarter ended March 31, 2002, we used $611,495 primarily for property, plant, and equipment, as compared to $418,776 during the previous year. We paid down our bank line of credit ($364,638), capital lease obligations ($36,808), and amounts due to related parties ($700,000), while borrowing an additional $874,310, for a net use of $227,136 for financing activities. During the previous year, $860,164 was provided by financing activities in 2001. We borrowed $1,925,805 and paid down a total of $1,065,641.

In February 2002, we borrowed $1,150,000 to finance the construction of our warehouse facility in New Castle, Pennsylvania. The loan is due in August 2017 and is secured by all of our business assets and a second mortgage on real estate at the New Castle location. We are required to maintain a debt service coverage ratio of 1.2 to 1.

PLAN OF OPERATIONS

Our primary strategy is to increase our plastic closure sales by aggressively increasing our market share in the non-carbonated beverage sector of the caps and closures industry. Management has identified 4 areas of focus to support this strategy:

(i) Continuing our commitment to research and development leading to new product innovations;
(ii)    Emphasizing customer support and total product solutions;
(iii)   Continuing to enhance low cost manufacturing capabilities; and
(iv)    Expanding sales initiatives.

Management believes that it has in place substantially all of the infrastructure and manufacturing capability required to support growth to the $25 million dollar revenue level. We propose to increase IPEC's capacity in the next 2 to 3 years by 80% to 3.6 billion closures at a marginal capital cost of $2.8 million for tooling and molds. IPEC's two manufacturing plants are presently capable of producing 2.6 billion closures annually. In 2001, IPEC produced and sold 925 million closures, which is a utilization rate of approximately 36% of production capacity.

Maintaining  IPEC's  manufacturing   readiness  requires  an  ongoing  financial
commitment for tooling, molds, and warehousing facilities. We propose the following capital expenditures through 2004:

   YEAR     DESCRIPTION                                   AMOUNT     TOTALS
   ----     -----------                                   ------     ------
   2002     Warehouse - New Castle facility.......    $ 1,100,000
            Machinery and equipment...............        500,000
            Molds.................................        800,000
                                                      -----------
            Total 2002............................                  $ 2,400,000
   2003     Warehouse - Brewton facility..........        800,000
            Machinery and equipment...............        350,000
            Molds.................................        400,000
                                                      -----------
            Total 2003............................                    1,550,000
   2004     Machinery and equipment...............        350,000
            Molds.................................        400,000
                                                      -----------
            Total 2004............................                      750,000
                                                                    -----------
            TOTAL.................................                  $ 4,700,000
                                                                    ===========

To provide the cash necessary to support this growth plan through 2004, we will require additional financing of $3.4 million. Of this amount, management intends to secure $1 million in equity with the balance in long-term financing. In addition, it is anticipated that we will restructure all short-term borrowings through conversion to long-term debt to conserve cash and improve our current ratio.

FORWARD-LOOKING STATEMENTS

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

ITEM 2.  CHANGES IN SECURITIES

         In February 2002, we issued 18,116 shares of common stock to Somerset Financial Group in lieu of cash compensation. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and were issued with an appropriate restrictive legend. No underwriters were used in connection with this transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:


         REGULATION
         S-B NUMBER                           EXHIBIT

            2.1 Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (1)

            3.1        Articles of Incorporation, as amended (2)

            3.2        Bylaws (2)

            4.1        Description of Series A Convertible Preferred Stock (3)

           10.1        December 23, 1998 Loan Documents with First Western Bank
                       (3)

           10.2        January 13, 2000 Loan Documents with First Western Bank
                       (3)

           10.3        January 11, 2001 Loan Documents with Sky Bank (3)

           10.4        February 25, 2002 Loan Documents with Sky Bank (3)

           10.5 Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)

           10.6        Consulting Agreement dated January 1, 2000 with Sherwood
                       LLC (3)

           10.7 Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)

           10.8        Consulting Agreement dated January 1, 2001 with Sherwood
                       LLC (3)

           21.1        Subsidiaries of the registrant (3)
         --------------------
          (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
          (2)  Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-30721.
          (3)  Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

         (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

               Form 8-K dated January 28, 2002    Reporting under Items 1, 2,
               filed January 28,2002              4, and 5 the closing of the
                                                  acquisition of International
                                                  Plastics and Equipment Corp
                                                  and change of certifying
                                                  accountant. Financial
                                                  statements of the acquired
                                                  company and pro forma
                                                  financial statements were
                                                  filed.

               Amendment No. 1 to Form 8-K        Filed to include the letter
               dated January 28, 2002 filed       from the former independent
               January 31, 2002                   accountant as an exhibit.


               Amendment No. 2 to Form 8-K        Filed to amend the disclosures
               dated January 28, 2002             made under Item 4.
               filed March 15, 2002

               Amendment No. 3 to Form 8-K        Filed to include the letter
               January 28, 2002 filed             from the independent
               March 18, 2002                     accountant as to the amended
                                                  disclosures in Item 4.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IPEC HOLDINGS INC.



Date:  May 8, 2002                   By:      /S/ FREDERICK W. WAKELIN, JR.
                                        ----------------------------------------
                                          Frederick W. Wakelin, Jr.
                                          Chief Financial Officer