Form 10QSB
period 2002-06-30
IPEC HOLDINGS INC
filed 2002-08-07
CIK 1114749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  June 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to ________________


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

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  JUNE 30, 2002


 Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                 -----    -----

                               IPEC HOLDINGS, INC.
                                 Balance Sheets

                                                               June 30, 2002          December 31,
                                                                (Unaudited)              2001
                                                              ---------------      ----------------
                      Assets
 Cash                                                         $       33,221       $     1,014,381
 Accounts Receivable, less reserves for                            1,806,098               858,485
    bad debts of $203,290 and $140,273
    in 2002 and 2001
 Other Receivables                                                    76,790               100,925
 Inventory                                                         2,325,694             1,849,513
 Prepaid Expenses                                                     80,852                36,288
                                                              ---------------      ----------------
                   Current Assets                                  4,322,655             3,859,592
                                                              ---------------      ----------------

 Land                                                                119,374               110,036
 Buildings and Equipment                                          15,073,898            14,005,019
 Construction In Progress                                          1,424,528             1,273,512
 Accumulated Depreciation                                         (5,382,757)           (4,720,668)
                                                              ---------------      ----------------
          Property, Plant & Equipment, Net                        11,235,043            10,667,899
                                                              ---------------      ----------------

 Patents, less accumulated amortization of                           314,361               320,771
    $60,566 and $55,791 in 2002 and 2001
 Other Assets                                                          9,175                 3,868
                                                              ---------------      ----------------
                    Other Assets                                     323,536               324,639
                                                              ---------------      ----------------
                    Total Assets                              $   15,881,234       $    14,852,130
                                                              ===============      ================

        Liabilities and Shareholders' Equity

 Accounts Payable                                             $      922,141       $       778,662
 Accrued Liabilities                                                 198,170                73,085
 Taxes Payable                                                       143,469                25,055
 Accrued Interest                                                      6,085                 6,085
 Notes Payable - Current Portion                                   3,067,199             2,990,727
 Bank Line Of Credit                                               2,365,000             2,260,000
                                                              ---------------      ----------------
                Current Liabilities                                6,702,064             6,133,614
                                                              ---------------      ----------------

 Capital Lease Obligation                                            301,486               369,171
 Notes Payable - Long Term                                         4,646,337             4,096,418
 Amounts Due to Related Parties                                          -                 700,000
                                                              ---------------      ----------------
               Long Term Liabilities                               4,947,823             5,165,589
                                                              ---------------      ----------------

 Deferred Income Taxes                                                68,500                   -
                                                              ---------------      ----------------

 Common Stock, par value $0.001 per                                    9,973                 9,490
     share, 100,000,000 shares authorized,
     9,972,912 and 9,489,793 shares issued
     and outstanding at June 30, 2002
     and December 31, 2001, respectively
 Additional Paid In Capital                                        4,149,694             4,125,177
 Retained Earnings (Deficit)                                           3,179              (581,740)
                                                              ---------------      ----------------
                Shareholders' Equity                               4,162,846             3,552,927
                                                              ---------------      ----------------
 Total Liabilities and Shareholders' Equity                   $   15,881,233       $    14,852,130
                                                              ===============      ================



    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months         Three Months          Six Months          Six Months
                                                        Ended June 30,       Ended June 30,      Ended June 30,      Ended June 30,
                                                             2002                 2001                2002                2001
                                                         (Unaudited)           (Unaudited)         (Unaudited)         (Unaudited)
                                                       ---------------      ---------------     ---------------     ---------------
 Sales                                                 $    4,163,131       $    4,274,971      $    6,790,290      $    7,305,607
                                                       ---------------      ---------------     ---------------     ---------------

 Operating expenses
   Cost of goods sold                                       2,822,997            3,083,250           4,646,236           5,635,950
   Selling                                                    244,345              165,289             400,125             294,040
   General and administrative                                 328,043              198,842             653,076             384,594
                                                       ---------------      ---------------     ---------------     ---------------
       Operating expenses                                   3,395,385            3,447,381           5,699,437           6,314,584
                                                       ---------------      ---------------     ---------------     ---------------
 Operating income                                             767,746              827,590           1,090,853             991,023
                                                       ---------------      ---------------     ---------------     ---------------

 Non-operating expense (income)
   Interest expense                                           164,174              221,477             311,601             447,737
   Other income                                                (3,656)              (4,054)             (8,867)            (10,539)
                                                       ---------------      ---------------     ---------------     ---------------
       Non-operating expenses, net                            160,518              217,423             302,734             437,198
                                                       ---------------      ---------------     ---------------     ---------------

 Income before taxes                                          607,228              610,167             788,119             553,825
 Income taxes                                                 199,400                  -               203,200                 -
                                                       ---------------      ---------------     ---------------     ---------------

 Net income                                            $      407,828       $      610,167      $      584,919      $      553,825
                                                       ===============      ===============     ===============     ===============

 Average Shares of Common Stock - Basic                     9,972,909            8,295,890           9,901,304           8,295,890
                                                       ===============      ===============     ===============     ===============

 Average Shares of Common Stock - Diluted                   9,972,909            8,995,890           9,901,304           9,124,461
                                                       ===============      ===============     ===============     ===============

 Basic Income Per Share                                $         0.04       $         0.07      $         0.06      $         0.07
                                                       ===============      ===============     ===============     ===============

 Diluted Income Per Share                              $         0.04       $         0.07      $         0.06      $         0.06
                                                       ===============      ===============     ===============     ===============




    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months         Three Months          Six Months          Six Months
                                                        Ended June 30,       Ended June 30,      Ended June 30,      Ended June 30,
                                                             2002                 2001                2002                2001
                                                         (Unaudited)           (Unaudited)         (Unaudited)         (Unaudited)
                                                       ---------------      ---------------     ---------------     ---------------
Cash Flows from Operating Activities
Net Income                                             $      407,828       $      610,167      $      584,919      $      553,825
Adjustments to reconcile net income to net cash
provided by operating activities
    Depreciation and amortization                             343,452              338,045             666,865             674,170
    Deferred Taxes                                             68,500                  -                68,500                 -
    Common stock issued for services                              -                    -                25,000                 -
    Capitalized interest                                      (20,000)               9,000             (12,000)             18,000
    Changes in Assets and Liabilities                             -                    -
      Accounts receivable                                    (509,876)            (480,018)           (947,613)         (1,150,385)
      Other receivables                                         7,933               (3,916)             24,135              41,877
      Inventory                                                33,844              214,111            (476,181)           (140,753)
      Prepaid Expenses                                         37,652                  -               (44,564)                -
      Accounts payable                                       (225,664)            (560,630)            143,479            (293,153)
      Accrued liabilities                                      69,388              (82,665)            125,085            (106,031)
      Taxes payable                                           131,100                  -               118,414               2,017
                                                       ---------------      ---------------     ---------------     ---------------
Net cash provided / (used) by operating activities            344,157               44,275             276,039            (400,252)
                                                       ---------------      ---------------     ---------------     ---------------

Cash Flows from Investing Activities
Purchases of property, plant and equpment                    (607,372)            (341,731)         (1,217,233)           (703,441)
Investment in and development of patents                       (2,038)             (29,766)             (3,672)            (86,832)
                                                       ---------------      ---------------     ---------------     ---------------
Net cash used in investing activities                        (609,410)            (371,497)         (1,220,905)           (790,273)
                                                       ---------------      ---------------     ---------------     ---------------



                             (continued next page)

    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months         Three Months          Six Months          Six Months
                                                        Ended June 30,       Ended June 30,      Ended June 30,      Ended June 30,
                                                             2002                 2001                2002                2001
                                                         (Unaudited)           (Unaudited)         (Unaudited)         (Unaudited)
                                                       ---------------      ---------------     ---------------     ---------------
Cash Flows from Financing Activities
(Repurchase) of preferred stock                                                                            -              (550,000)
Borrowing on bank line of credit                              930,000                  -               930,000                 -
(Repayments) of bank line of credit                          (460,362)             756,000            (825,000)            404,027
(Reduction) of capital lease obligations                      (30,877)             (15,118)            (67,685)           (378,786)
Increase (Decrease) in notes payable                         (247,919)            (278,518)            626,391           1,647,287
(Decrease) in amounts due to related parties                      -                555,298            (700,000)            205,298
                                                       ---------------      ---------------     ---------------     ---------------
Net cash provided by financing activities                     190,842            1,017,662             (36,294)          1,327,826
                                                       ---------------      ---------------     ---------------     ---------------

Net Increase / (Decrease) in cash                             (74,411)             140,440            (981,160)            137,301
Cash - beginning of period                                    107,632                8,510           1,014,381              11,649
                                                       ---------------      ---------------     ---------------     ---------------
Cash - end of period                                   $       33,221       $      148,950      $       33,221      $      148,950
                                                       ===============      ===============     ===============     ===============

Cash paid for interest                                 $      164,174       $      221,477      $      311,601      $      447,737
                                                       ===============      ===============     ===============     ===============
Cash paid for income taxes                             $        3,600       $          -        $       16,286      $          -
                                                       ===============      ===============     ===============     ===============

    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                           FORM 10-QSB - JUNE 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited balance sheets as of June 30, 2002 and December 31, 2001 and statements of operations and cash flows for the three month and six month periods ended June 30, 2002 and 2001 have been prepared by IPEC Holdings Inc. ("Company") in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of IPEC Holdings Inc. ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     The financial statements at June 30, 2002 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary. Financial statements at December 31, 2001 and June 30, 2001 include the historical financial statements of International Plastics & Equipment Corp. See Note 2.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

     The results of operations for the six month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2002.


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

                               IPEC HOLDINGS INC.
                           FORM 10-QSB - JUNE 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


     operating entity under the IPEC Holdings Inc. name, and its historical financial statements have replaced those of Golden Hole, Inc.

     The unaudited consolidated revenues, net loss and loss per share of IPEC Holdings Inc. for the three and six months ended June 30, 2001 on a pro forma basis are substantially the same as those of International Plastics & Equipment Corp. for the same period.


NOTE 3 - INVENTORY

     As of June 30, 2002 and December 31, 2001, inventories consisted of the following:

                                                              December 31,
                                            June 30, 2002         2001
                                            -------------    --------------
        Raw materials and packaging         $    336,266     $     247,798
        Work in process                          354,490           316,475
        Finished goods                         2,034,938         1,785,241
        Reserve for obsolescence and            (400,000)         (500,000)
          temporary decline in market value
                                            -------------    --------------
        Total Inventories                   $  2,325,694     $   1,849,513
                                            =============    ==============


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

                               IPEC HOLDINGS INC.
                           FORM 10-QSB - JUNE 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


     At a special shareholders meeting held April 4, 2002, the shareholders adopted Restated Articles of Incorporation (that effected the name change described in Note 2, above) and authorized additional capital stock consisting of 25,000,000 shares of Preferred Stock, $.001 par value per share.

     In April 2002, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "2002 Stock Option Plan" or "Plan").

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

     On May 21, 2002, the Company granted 60,000 options with an exercise price of $1.38 per share to two employees of the Company. These options vest 40% immediately, an additional 40% on May 21, 2003 and an additional 20% on May 21, 2004. All of the options expire on May 21, 2012.

     Information relating to these options is as follows:
          Stock Options Outstanding:        60,000
          Remaining Life:                   10 years
          Value of Stock:                   $1.38
          Exercise Price:                   $1.38

     The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123. It applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted is estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%; expected volatility of 20%; risk-free interest rate of 3.75%; and expected life of 119 months. The fair value of each option computed under this method is $0.549.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and basic income per share for the three and six months ended June 30, 2002 would be as follows:

                               IPEC HOLDINGS INC.
                           FORM 10-QSB - JUNE 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS

                                      Three Months      Six Months
                                       Ended June       Ended June
                                        30, 2002         30, 2002
                                      -------------   -------------
            Net Income
              As Reported             $    407,828    $    584,919
              Proforma                $    383,151    $    560,242

            Basic Income Per Share
              As Reported             $       0.04    $       0.06
              Proforma                $       0.04    $       0.06

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of unrestricted traded options.

     The deemed exercise of these stock options has not been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2002 since the deemed value of the stock at June 30, 2002 was the same as the option exercise price.


NOTE 6 - INCOME TAXES

     The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.

     Historically, the Company has had an unused tax net operating loss ("NOL") carryforward and no current or deferred income tax liability was recorded in the balance sheet. During the second quarter of calendar year 2002, the Company achieved a level of profitability such that the NOL (for financial reporting purposes) is likely to be exhausted in the current calendar year. Accordingly, during the second quarter, the Company recorded income taxes based on the anticipated effective tax rate for calendar year 2002

     The components of the provision for income taxes were as follows:

                               IPEC HOLDINGS INC.
                           FORM 10-QSB - JUNE 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS



                                Three Months     Three Months      Six Months      Six Months
                                 Ended June       Ended June       Ended June      Ended June
                                  30, 2002         30, 2001         30, 2002        30, 2001
                                --------------------------------------------------------------
Federal Income Taxes
  Current provision             $    130,200     $      -         $   130,200     $       -
  Deferred provision                  68,500                           68,500
State and other income taxes
  Current provision                      700                            4,500
  Deferred provision                     -                                -
                                --------------------------------------------------------------
Total                           $    199,400     $      -         $   203,200     $       -
                                ==============================================================


     The deferred tax liability arises principally because of differences between tax and book depreciation methods and useful lives.

     The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

                                            Three Months     Three Months      Six Months      Six Months
                                             Ended June       Ended June       Ended June      Ended June
                                              30, 2002         30, 2001         30, 2002        30, 2001
                                            --------------------------------------------------------------
Taxes at the statutory rate                 $    206,458     $    207,477     $   267,960     $   188,301
Increase (reduction) in taxes from:
  State and other income taxes,                      700                            4,500
  Use of Net Operating Loss Carryforwards        (17,115)        (207,457)        (78,617)       (188,301)
                                            --------------------------------------------------------------
Provision for income taxes                  $    199,400     $        -       $   203,200     $       -
                                            ==============================================================

     In prior years, the Alabama Corporate Income tax was reduced substantially through use of NOL carryforwards for state tax return purposes, however, in late December 2001 the Alabama legislature suspended, for one year, the ability of all taxpayers to use NOL carryforwards. In light of the Alabama legislature's action with respect to calendar year 2001, the Company cannot provide any assurance that the Company's Alabama state NOL will be available in the current calendar year. Should the State of Alabama again suspend the availability of the use of NOL carryforwards in calendar year 2002, the Company's reported income tax expense for the first six months of the calendar year would increase by approximately $9,000.

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

The following discussion of our results of operations for the six months ended June 30, 2002 should be read in conjunction with our consolidated financial statements (unaudited) and related notes included therein.

OVERVIEW

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

THREE MONTHS ENDED JUNE 30. Operating income for the three months ended June 30, 2002 decreased $59,844 (7.2%) from the comparable 2001 period. Sales for 2002 decreased by $111,840 (2.6%) while 2002 operating expenses decreased by only $51,996 (1.5%). However, 2002 non-operating expenses decreased by $56,095 (26.2%). This resulted in 2002 income before taxes being only slightly lower than that of the previous year.

Costs of good sold for 2002 was lower as a percentage of sales (67.8%) as compared to 2001 (72.1%) due to improvements in manufacturing efficiency. However, both selling expenses and general and administrative expenses for 2002 increased $79,056 (47.8%) and $129,201 (65.0%), respectively. These increases reflect the addition of a sales technician in 2002 and the costs of maintaining a public reporting company.

We accrued $199,400 of income taxes during the second quarter of 2002 as our unused tax net operating loss carryforward is likely to be exhausted in the current year. As a result, net income for the three months ended June 30, 2002 is $407,828, as compared to $610,167 for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30. During the six months ended June 30, 2002, we recorded net income of $584,919, as compared to net income of $553,825 for the comparable period of the previous year.

While 2002 sales decreased by $515,317 (7.1%) for the six month period from the previous year, cost of goods sold for the 2002 period was significantly lower:
$4,646,236 or 68.4% of sales, as compared to $5,635,950 or 77.1% of sales for 2001, reflecting an improvement in manufacturing efficiency.

Selling expenses for the six months ended June 30, 2002 increased by $106,085 (36.1%) from the previous year due to the addition of a sales technician.

General and administrative expenses for the six months ended June 30, 2002 increased by $268,482 (69.8%) from the previous year. Since we were not a public company in 2001, the increase is due primarily to costs of compliance with the reporting requirements of the Securities and Exchange Commission and other expenses related to being a public company.

Non-operating expenses decreased by $134,464 (30.8%) for the six months ended June 30, 2002 as compared to the previous year, due primarily to reduced interest expense. Interest expenses decreased $136,136 (30.4%) as a result of reduced interest rates

As a result, income before taxes for 2002 increased by $234,294 (42.3%) over 2001. We recorded income taxes of $203,200 for 2002, resulting in net income of $584,919.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2002, we had a working capital deficiency of $2,379,409, as compared to a deficiency of $2,274,022 at December 31, 2001.

Our operations provided cash of $276,039 for the six months ended June 30, 2002, as compared to $400,252 used in the previous year. The increase in cash was due primarily to increases in current liabilities.

During the six months ended June 30, 2002, we used $1,220,905 primarily for property, plant, and equipment, as compared to $790,273 during the previous year. We paid down our bank line of credit ($825,000), capital lease obligations ($67,685), and amounts due to related parties ($700,000), while borrowing an additional $930,000 on the line of credit and $626,391 from other parties, for a net use of $36,294 for financing activities. During 2001 fiscal year, $1,327,826 was provided by financing activities. We borrowed $2,256,612, paid down $378,786, and repurchased preferred stock for $550,000.

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

We believe that we have in place substantially all of the infrastructure and manufacturing capability required to support growth to the $25 million dollar revenue level. We propose to increase IPEC's capacity in the next 2 to 3 years by 80% to 3.6 billion closures at a marginal capital cost of $2.8 million for tooling and molds. IPEC's two manufacturing plants are presently capable of producing 2.6 billion closures annually. In 2001, IPEC produced and sold 925 million closures, which is a utilization rate of approximately 36% of production capacity.

Maintaining  IPEC's  manufacturing   readiness  requires  an  ongoing  financial
commitment for tooling, molds, and warehousing facilities. We propose the following capital expenditures through 2004:

     YEAR     DESCRIPTION                               AMOUNT         TOTALS
     ----     -----------                               ------         ------
     2002     Warehouse - New Castle facility....... $ 1,100,000
              Machinery and equipment...............     500,000
              Molds.................................     800,000
                                                     ------------
              Total 2002............................                 $ 2,400,000
     2003     Warehouse - Brewton facility..........     800,000
              Machinery and equipment...............     350,000
              Molds.................................     400,000
                                                     -----------
              Total 2003............................                   1,550,000
     2004     Machinery and equipment...............     350,000
              Molds.................................     400,000
                                                     -----------
              Total 2004............................                     750,000
                                                                     -----------
              TOTAL.................................                 $ 4,700,000
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

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At a special shareholders meeting held April 4, 2002, the following matters were voted upon:

            ----------------------------------------------------------------------------------------
                                                                                         ABSTENTIONS
                                                                                             AND
                                                                               VOTES     BROKER NON-
            MATTER VOTED UPON                                  VOTES FOR      AGAINST       VOTES
            ----------------------------------------------------------------------------------------
            Adoption of Restated Articles of                   9,443,707         0         15,000
            Incorporation
            ----------------------------------------------------------------------------------------
            Adoption of new Bylaws                             9,443,707         0         15,000
            ----------------------------------------------------------------------------------------
            Adoption of 2002 Stock Option Plan                 9,443,707         0         15,000
            ----------------------------------------------------------------------------------------

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:


              REGULATION
              S-B NUMBER                        EXHIBIT

                 2.1          Share Exchange Agreement between Golden Hole, Inc.
                              and International Plastics and Equipment Corp. dated January 14, 2002 (1)

                 3.1          Restated Articles of Incorporation (2)

                 3.2          Bylaws (2)

              REGULATION
              S-B NUMBER                        EXHIBIT

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

                10.5 Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)

                10.6 Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)

                10.7 Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)

                10.8 Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)

                10.9          2002 Stock Option Plan (2)

                21.1          Subsidiaries of the registrant (3)

             -------------
                  (1) Incorporated by reference to the exhibits to the
                      registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
                  (2) Incorporated by reference to the exhibits to the
                      registrant's current report on Form 8-K dated April 15, 2002, file number 0-30721.
                  (3) Incorporated by reference to the exhibits to the
                      registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

              (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report:

                     Form 8-K dated April 15, 2002      Reporting under Item 5
                     filed April 15, 2002               the new name of the
                                                        company, adoption of
                                                        restated articles of
                                                        incorporation, and
                                                        adoption of a stock
                                                        option plan.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IPEC HOLDINGS INC.



Date:  August 6, 2002               By:      /S/ FREDERICK W. WAKELIN, JR.
                                       -----------------------------------------
                                                Frederick W. Wakelin, Jr.
                                                Chief Financial Officer