Form 10QSB
period 2002-09-30
IPEC HOLDINGS INC
filed 2002-11-15
CIK 1114749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ______________ to ______________


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

            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2002


Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                 -----    -----

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS

                                                    September 30,           December 31,
                                                   2002 (Unaudited)             2001
                                                   ----------------      -----------------
                 Assets
Cash                                               $       102,824       $      1,014,381
Accounts Receivable, less reserves for                   1,422,921                858,485
  bad debts of $269,242 and $140,273
  in 2002 and 2001
Other Receivables                                           62,981                100,925
Inventory                                                2,235,847              1,849,513
Prepaid Expenses                                            43,201                 36,288
                                                   ----------------      -----------------
           Current Assets                                3,867,774              3,859,592
                                                   ----------------      -----------------

Land                                                       119,374                110,036
Buildings and Equipment                                 16,628,803             14,005,019
Construction In Progress                                   301,041              1,273,512
Accumulated Depreciation                                (5,741,041)            (4,720,668)
                                                   ----------------      -----------------
      Property, Plant & Equipment, Net                  11,308,177             10,667,899
                                                   ----------------      -----------------

Patents, less accumulated amortization of                  314,411                320,771
  $62,955 and $55,791 in 2002 and 2001
Other Assets                                                12,173                  3,868
                                                   ----------------      -----------------
             Other Assets                                  326,584                324,639
                                                   ----------------      -----------------
             Total Assets                          $    15,502,535       $     14,852,130
                                                   ================      =================

  Liabilities and Shareholders' Equity

Accounts Payable                                   $       857,113       $        778,662
Accrued Liabilities                                        111,974                 73,085
Taxes Payable                                              144,169                 25,055
Accrued Interest                                             6,085                  6,085
Notes Payable - Current Portion                          3,230,873              2,990,727
Bank Line Of Credit                                      1,900,000              2,260,000
                                                   ----------------      -----------------
             Current Liabilities                         6,250,214              6,133,614
                                                   ----------------      -----------------

Capital Lease Obligation                                   259,277                369,171
Notes Payable - Long Term                                4,222,044              4,096,418
Amounts Due to Related Parties                                 -                  700,000
                                                   ----------------      -----------------
             Long Term Liabilities                       4,481,321              5,165,589
                                                   ----------------      -----------------

Deferred Income Taxes                                      161,800                    -
                                                   ----------------      -----------------

Common Stock, par value $0.001 per                           9,973                  9,490
  share, 100,000,000 shares authorized,
  9,972.909 and 9,489,793 shares issued
  and outstanding at September 30, 2002
  and December 31, 2001, respectively
Additional Paid In Capital                               4,149,694              4,125,177
Retained Earnings (Deficit)                                449,533               (581,740)
                                                   ----------------      -----------------
             Shareholders' Equity                        4,609,200              3,552,927
                                                   ----------------      -----------------
Total Liabilities and Shareholders' Equity         $    15,502,535       $     14,852,130
                                                   ================      =================


    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                Three Months         Three Months         Nine Months          Nine Months
                                                   Ended                Ended                Ended                Ended
                                                September 30,        September 30,       September 30,        September 30,
                                                    2002                 2001                 2002                 2001
                                                (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                              ----------------     ----------------    ----------------     ----------------
Sales                                         $     3,743,856      $     3,453,875     $    10,534,146      $    10,759,482
                                              ----------------     ----------------    ----------------     ----------------
Operating expenses
  Cost of goods sold                                2,611,242            2,693,738           7,257,478            8,329,688
  Selling                                             189,158              254,380             589,283              548,420
  General and administrative                          250,490              269,034             903,566              653,628
                                              ----------------     ----------------    ----------------     ----------------
    Operating expenses                              3,050,890            3,217,152           8,750,327            9,531,736
                                              ----------------     ----------------    ----------------     ----------------
Operating income                                      692,966              236,723           1,783,819            1,227,746
                                              ----------------     ----------------    ----------------     ----------------

Non-operating expense (income)
  Interest expense                                    158,628              212,573             470,229              660,310
  Other income                                         (6,017)              (2,904)            (14,884)             (13,443)
                                              ----------------     ----------------    ----------------     ----------------
    Non-operating expenses, net                       152,611              209,669             455,345              646,867
                                              ----------------     ----------------    ----------------     ----------------

Income before taxes                                   540,355               27,054           1,328,474              580,879
Income taxes                                           94,000                  -               297,200                  -
                                              ----------------     ----------------    ----------------     ----------------

Net income                                    $       446,355      $        27,054     $     1,031,274      $       580,879
                                              ================     ================    ================     ================

Average Shares of Common Stock - Basic              9,972,909            8,295,890           9,922,786            8,295,890
                                              ================     ================    ================     ================

Average Shares of Common Stock - Diluted           10,066,434            8,558,390           9,997,606            8,935,890
                                              ================     ================    ================     ================

Basic Income Per Share                        $          0.04      $          0.00     $          0.10      $          0.07
                                              ================     ================    ================     ================

Diluted Income Per Share                      $          0.04      $          0.00     $          0.10      $          0.07
                                              ================     ================    ================     ================





    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months         Three Months         Nine Months          Nine Months
                                                           Ended                Ended                Ended                Ended
                                                        September 30,        September 30,       September 30,        September 30,
                                                            2002                 2001                 2002                 2001
                                                        (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                                      ----------------     ----------------    ----------------     ----------------
Cash Flows from Operating Activities
Net Income                                            $       446,355      $        27,054     $     1,031,274      $       580,879
Adjustments to reconcile net income to net cash
provided by operating activities
  Depreciation and amortization                               358,284              306,473           1,025,149              980,643
  Deferred Taxes                                               93,300                  -               161,800                  -
  Common stock issued for services                                -                    -                25,000                  -
  Capitalized interest                                         (2,500)              (9,000)            (14,500)             (27,000)
  Changes in Assets and Liabilities
    Accounts receivable                                       383,177              421,072            (564,436)            (729,313)
    Other receivables                                          13,809              (15,033)             37,944               26,844
    Inventory                                                  89,847            1,008,128            (386,334)             867,375
    Prepaid Expenses                                           37,651                  -                (6,913)                 -
    Other Assets                                               (3,000)                 501              (3,000)                 682
    Accounts payable                                          (65,028)            (292,688)             78,451             (585,841)
    Accrued liabilities                                       (86,196)              34,865              38,889              (71,166)
    Taxes payable                                                 700                  -               119,114                2,017
                                                      ----------------     ----------------    ----------------     ----------------
Net cash provided / (used) by operating activities          1,266,399            1,481,372           1,542,438            1,045,120
                                                      ----------------     ----------------    ----------------     ----------------

Cash Flows from Investing Activities
Purchases of property, plant and equpment                    (428,918)             (68,925)         (1,646,151)            (736,366)
Disposals of property, plant and equipment                        -                    -                   -                    -
Investment in and development of patents                          (50)                (611)             (3,722)             (87,443)
                                                      ----------------     ----------------    ----------------     ----------------
Net cash used in investing activities                        (428,968)             (69,536)         (1,649,873)            (823,809)
                                                      ----------------     ----------------    ----------------     ----------------


                              (continued next page)

    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                         (continued from previous page)

                                                        Three Months         Three Months         Nine Months          Nine Months
                                                           Ended                Ended                Ended                Ended
                                                        September 30,        September 30,       September 30,        September 30,
                                                            2002                 2001                 2002                 2001
                                                        (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                                      ----------------     ----------------    ----------------     ----------------

Cash Flows from Financing Activities
(Repurchase) of preferred stock                                   -               (350,000)                -               (900,000)
Borrowing on bank line of credit                               25,000                  -               955,000                  -
(Repayments) of bank line of credit                          (490,000)            (925,000)         (1,315,000)            (520,973)
(Reduction) of capital lease obligations                      (42,209)             (15,743)           (109,894)            (394,529)
Increase (Decrease) in notes payable                         (260,619)            (284,079)            365,772            1,363,208
Increase (Decrease) in amounts due to related parties             -                244,702            (700,000)             450,000
                                                      ----------------     ----------------    ----------------     ----------------
Net cash provided by financing activities                    (767,828)          (1,330,120)           (804,122)              (2,294)
                                                      ----------------     ----------------    ----------------     ----------------

Net Increase / (Decrease) in cash                              69,603               81,716            (911,557)             219,017
Cash - beginning of period                                     33,221              148,950           1,014,381               11,649
                                                      ----------------     ----------------    ----------------     ----------------
Cash - end of period                                  $       102,824      $       230,666     $       102,824      $       230,666
                                                      ================     ================    ================     ================

Cash paid for interest                                $       158,628      $       212,573     $       470,229      $       660,310
                                                      ================     ================    ================     ================
Cash paid for income taxes                            $           -        $           -       $        16,286      $           -
                                                      ================     ================    ================     ================


    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                        FORM 10-QSB - SEPTEMBER 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited balance sheets as of September 30, 2002 and December 31, 2001 and statements of operations and cash flows for the three month and nine month periods ended September 30, 2002 and 2001 have been prepared by IPEC Holdings Inc. ("Company") in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of IPEC Holdings Inc. ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     The financial statements at September 30, 2002 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary. Financial statements at December 31, 2001 and September 30, 2001 include the historical financial statements of International Plastics & Equipment Corp. See Note 2.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

     The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2002.


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

                               IPEC HOLDINGS INC.
                        FORM 10-QSB - SEPTEMBER 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS

     The unaudited consolidated revenues, net loss and loss per share of IPEC Holdings Inc. for the three and nine months ended September 30, 2001 on a pro forma basis are substantially the same as those of International Plastics & Equipment Corp. for the same period.


NOTE 3 - INVENTORY

     As of September 30, 2002 and December 31, 2001, inventories consisted of the following:



                                            September 30,        December 31,
                                                2002                 2001
                                            -------------        ------------

        Raw materials and packaging         $    345,242         $   247,798
        Work in process                          372,788             316,475
        Finished goods                         1,917,817           1,785,241
        Reserve for obsolescence and            (400,000)           (500,000)
          temporary decline in market value
                                            -------------        ------------
        Total Inventories                   $  2,235,847         $ 1,849,513
                                            =============        ============


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

                               IPEC HOLDINGS INC.
                        FORM 10-QSB - SEPTEMBER 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


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

     Information relating to these options is as follows:
          Stock Options Outstanding:        60,000
          Remaining Life:                   9 years, 8 months
          Value of Stock:                   $1.38
          Exercise Price:                   $1.38

     Pursuant to an employment agreement, on July 1, 2002, the Company granted an additional 600,000 options with an exercise price of $1.38 per share to one of the two employees of the Company receiving options on May 21, 2002. These options vest 25% immediately, and an additional 25% per year for the next three years. All of the options expire on May 21, 2012. As part of the employment agreement, the Company, in its sole discretion, may award up to 100,000 additional stock options based on the Company achieving certain levels of net income during the term of the agreement.

     Information relating to these options is as follows:
          Stock Options Outstanding:        600,000
          Remaining Life:                   9 years, 9 months
          Value of Stock:                   $1.38
          Exercise Price:                   $1.38

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

                               IPEC HOLDINGS INC.
                        FORM 10-QSB - SEPTEMBER 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and basic income per share for the three and nine months ended September 30, 2002 would be as follows:



                                    Three Months       Nine Months
                                       Ended              Ended
                                     September          September
                                      30, 2002          30, 2002
                                   --------------     -------------
        Net Income
          As Reported              $     446,355      $  1,031,274
          Proforma                 $     189,423      $    748,649

        Basic Income Per Share
          As Reported              $        0.04      $       0.10
          Proforma                 $        0.02      $       0.08


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of unrestricted traded options.

     The deemed exercise of the vested stock options has been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2002 based on the average market value per share during the period and the option exercise price per share.


NOTE 6 - INCOME TAXES

     The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.

     Prior to calendar year 2002, the Company has had an unused tax net operating loss ("NOL") carryforward and no current or deferred income tax liability was recorded in the balance sheet. During the second quarter of calendar year 2002, the Company achieved a level of profitability such that the NOL (for financial reporting purposes) is likely to be significantly diminished in the current calendar year. Accordingly, beginning in the second quarter, the Company began recording income taxes based on the anticipated effective tax rate for the calendar year.

     The components of the provision for income taxes were as follows:

                               IPEC HOLDINGS INC.
                        FORM 10-QSB - SEPTEMBER 30, 2002
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


                                              Three Months    Three Months   Nine Months    Nine Months
                                                  ended          ended          ended          ended
                                                September      September      September      September
                                                 30, 2002       30, 2001       30, 2002       30, 2001
                                             -----------------------------------------------------------
Federal Income Taxes
 Current provision                           $       -        $     -        $  130,200     $     -
 Deferred provision                               93,000            -           161,800           -
State and other income taxes
  Current provision                                  700            -             5,200           -
  Deferred provision                                 -              -               -             -
                                             ----------------------------------------------------------
Total                                        $    94,000      $     -        $  297,200     $     -
                                             ==========================================================


     The deferred tax liability arises principally because of differences between tax and book depreciation methods and useful lives.

     The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:


                                              Three Months    Three Months   Nine Months    Nine Months
                                                  ended          ended          ended          ended
                                                September      September      September      September
                                                 30, 2002       30, 2001       30, 2002       30, 2001
                                             -----------------------------------------------------------

Taxes at the statutory rate                  $    183,721     $     9,198    $   451,681    $  197,499
Increase (reduction) in taxes from:
  State and other income taxes,                       700                          5,200
  Use of Net Operating Loss Carryforwards         (90,421)         (9,198)      (159,681)     (197,499)
                                             ----------------------------------------------------------

Provision for income taxes                   $     94,000     $       -      $   297,200    $      -
                                             ==========================================================


     In prior years, the Alabama Corporate Income tax was reduced substantially through use of NOL carryforwards for state tax return purposes, however, in late December 2001 the Alabama legislature suspended, for one year, the ability of all taxpayers to use NOL carryforwards. In light of the Alabama legislature's action with respect to calendar year 2001, the Company cannot provide any assurance that the Company's Alabama state NOL will be available in the current calendar year. Should the State of Alabama again suspend the availability of the use of NOL carryforwards in calendar year 2002, the Company's reported income tax expense for the first nine months of the calendar year would increase by approximately $9,000.

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

The following discussion of our results of operations for the nine months ended September 30, 2002 should be read in conjunction with our consolidated financial statements (unaudited) and related notes included therein.

OVERVIEW

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

THREE MONTHS ENDED SEPTEMBER 30. Operating income for the three months ended September 30, 2002 increased $456,243 (192.7%) from the comparable 2001 period. Sales for 2002 increased by $289,981 (8.4%), while 2002 operating expenses decreased by $166,262 (5.2%). Non-operating expenses for the 2002 period also decreased by $57,058 (27.2%). This resulted in 2002 income before taxes being significantly higher than that of the previous year.

Costs of good sold for 2002 was lower as a percentage of sales (69.7%) as compared to 2001 (78.0%) due to improvements in manufacturing efficiency. Additionally, both selling expenses and general and administrative expenses for 2002 decreased by $65,222 (25.6%) and $18,544 (6.9%), respectively.

We accrued $94,000 of income taxes during the third quarter of 2002 as our unused tax net operating loss carryforward is likely to be exhausted in the current year. As a result, net income for the three months ended September 30, 2002 was $446,355, as compared to $27,054 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30. During the nine months ended September 30, 2002, we recorded net income of $1,031,274, as compared to net income of $580,879 for the comparable period of the previous year.

While 2002 sales decreased slightly by $225,336 (2.1%) for the nine-month period from the previous year, cost of goods sold for the 2002 period was significantly lower: $7,257,478 or 68.9% of sales, as compared to $8,329,688 or 77.4% of sales for 2001, reflecting an improvement in manufacturing efficiency.

Selling expenses for the nine months ended September 30, 2002 increased by $40,863 (7.5%) from the previous year due to the addition of a sales technician.

General and administrative expenses for the nine months ended September 30, 2002 increased by $249,938 (38.2%) from the previous year. Since we were not a public company in 2001, the increase is due primarily to costs of compliance with the reporting requirements of the Securities and Exchange Commission and other expenses related to being a public company.

Non-operating expenses decreased by $191,522 (29.6%) for the nine months ended September 30, 2002 as compared to the previous year, due primarily to reduced interest expense. Interest expenses decreased $190,081 (28.8%) as a result of reduced interest rates

As a result, income before taxes for 2002 increased by $747,595 (128.7%) over 2001. We recorded income taxes of $297,200 for 2002, resulting in net income of $1,031,274.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2002, we had a working capital deficiency of $2,382,440, as compared to a deficiency of $2,274,022 at December 31, 2001.

Our operations provided cash of $1,542,438 for the nine months ended September 30, 2002, as compared to $1,045,120 in the previous year. The increase in cash was due primarily to increased net income.

During the nine months ended September 30, 2002, we used $1,649,873 primarily for property, plant, and equipment, as compared to $823,809 during the previous year. We paid down our bank line of credit ($1,315,000), capital lease obligations ($109,894), and amounts due to related parties ($700,000), while borrowing an additional $955,000 on the line of credit and $365,772 from other parties, for a net use of $804,122 for financing activities. During the 2001 fiscal year, $2,294 was used in financing activities. We borrowed $1,813,208, paid down $915,502, and repurchased preferred stock for $900,000.

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

Maintaining IPEC's manufacturing readiness requires an ongoing financial commitment for tooling, molds, and warehousing facilities. We propose the following capital expenditures through 2004:

      YEAR          DESCRIPTION                                              AMOUNT            TOTALS
      ----          -----------                                              ------            ------
      2003          Warehouse - Brewton facility........................   $  800,000
                    Machinery and equipment..............................     350,000
                    Molds................................................     400,000
                                                                           ----------
                    Total 2003...........................................                     1,550,000
      2004          Machinery and equipment..............................     350,000
                    Molds................................................     400,000
                                                                           ----------
                    Total 2004...........................................                       750,000
                                                                                             ----------
                    TOTAL................................................                    $2,300,000
                                                                                             ==========

To provide the cash necessary to support this growth plan through 2004, we will require additional financing. Of this amount, management intends to secure $1 million in equity with the balance in long-term financing. In addition, it is anticipated that we will restructure all short-term borrowings through conversion to long-term debt to conserve cash and improve our current ratio.

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

ITEM 3.  CONTROLS AND PROCEDURES

We have recently evaluated our internal controls. As of November 13, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

              REGULATION
              S-B NUMBER                         EXHIBIT

                10.6 Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)

                10.7 Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)

                10.8 Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)

                10.9         2002 Stock Option Plan (2)

                21.1         Subsidiaries of the registrant (3)

                99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           --------------
             (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
             (2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2002, file number 0-30721.
             (3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

              (b)    Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IPEC HOLDINGS INC.



Date:  November 13, 2002              By:  /s/ FREDERICK W. WAKELIN, JR.
                                         ---------------------------------------
                                            Frederick W. Wakelin, Jr.
                                            Chief Financial Officer

                                 CERTIFICATIONS

I, Joseph Giordano, Jr., certify that:

1.       I  have  reviewed this quarterly report on Form 10-QSB of IPEC Holdings
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002

                                       /s/ JOSEPH GIORDANO, JR.
                                      ------------------------------------------
                                      Joseph Giordano, Jr.
                                      President (Principal Executive Officer)

I, Frederick W. Wakelin, Jr., certify that:

1.       I  have  reviewed this quarterly report on Form 10-QSB of IPEC Holdings
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 13, 2002

                                      /s/ FREDERICK W. WAKELIN, JR.
                                     -------------------------------------------
                                     Frederick W. Wakelin, Jr.
                                     Chief Financial Officer