Form 10KSB
period 2002-12-31
IPEC HOLDINGS INC
filed 2003-03-31
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-30721

                               IPEC HOLDINGS INC.
                 (Name of small business issuer in its charter)

               NEVADA                                    87-0621339
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

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

State issuer's revenues for its most recent fiscal year:  $12,880,474

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,285,314 AS OF MARCH 26, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,972,912 SHARES OF COMMON STOCK AS OF MARCH 3, 2003

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

         On January 28, 2002, we acquired all of the issued and outstanding capital stock of International Plastics and Equipment Corp. ("IPEC"), a Pennsylvania corporation, in exchange solely for approximately 95% of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through our wholly-owned subsidiary, IPEC, we changed our name to IPEC Holdings Inc. on April 9, 2002.

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

         IPEC manufactures the following products:

---------------------------------------------------------------------------------------------------------------------
                                                                                                       PERCENTAGE OF
                                                                                                     SALES VOLUME FOR
     PRODUCT                                             USE                                            FISCAL 2002
---------------------------------------------------------------------------------------------------------------------
28mm sport          Primarily  for water  bottling on  polyethylene  terephthalate  (PET)  bottles         9%
                    ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles
---------------------------------------------------------------------------------------------------------------------
26.7mm sport        Primarily  for water  bottling  on PET bottles  ranging in sizes from  8-ounce     Included in
tri-lead            bottles to 1 and 2-liter bottles.                                                percentage for
                                                                                                       28mm sport
---------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------
                                                                                                       PERCENTAGE OF
                                                                                                     SALES VOLUME FOR
     PRODUCT                                             USE                                            FISCAL 2002
---------------------------------------------------------------------------------------------------------------------
28mm flat           Primarily  for water  bottling  on PET bottles  ranging in sizes from  8-ounce         22%
                    bottles to 1 and 2-liter bottles
---------------------------------------------------------------------------------------------------------------------
26.7mm flat         Primarily  for water  bottling  on PET bottles  ranging in sizes from  8-ounce     Included in
                    bottles to 1 and 2-liter bottles                                                 percentage for
                                                                                                        28mm flat
---------------------------------------------------------------------------------------------------------------------
38 mm snap          High density  polyethylene  (HDPE) and PET bottles ranging from 8-ounce single         30%
                    serve as well as gallon and half-gallon containers,  used in the water, juice, and dairy sectors
---------------------------------------------------------------------------------------------------------------------
38mm twist & pull   HDPE and PET bottles  ranging from 8-ounce  single serve as well as gallon and         9%
                    half-gallon  containers,  used in the water, juice, and dairy sectors. This is the "sport" version of the 38mm snap cap.
---------------------------------------------------------------------------------------------------------------------
38mm push pull      Made by special  request for a major  customer  who uses this cap on a product         4%
                    which is an 8-ounce  decanter style bottle,  this is a modified version of the
                    38mm twist & pull
---------------------------------------------------------------------------------------------------------------------
38mm snap screw     Used on HDPE  bottles  for  gallon  and  half-gallon  containers  in the dairy         24%
                    sector.  May also be used on a single-serve dairy container.
---------------------------------------------------------------------------------------------------------------------
38mm tail           Used on HDPE bottles for gallon and half-gallon containers in the dairy                2%
cap                 sector.  May also be used on a single-serve dairy container.
---------------------------------------------------------------------------------------------------------------------

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

         SRI Quality Registrars independently assessed and certified IPEC as operating a quality management system conforming to ISO 9002. As of December 5, 2002, IPEC received upgraded certification to the revised ISO 9001-2000 quality standard. The International Organization for Standardization (ISO) is a non-governmental organization established in 1947, which has published international standards to facilitate the exchange of goods and services. The ISO 9000 family of standards represents an international consensus on good management practices with the aim of ensuring that the organization can consistently deliver the products that meet the client's quality requirements. The standards give organizations guidelines on what constitutes an effective quality management system and models against which quality systems can be audited.

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

         MAJOR CUSTOMERS. IPEC's customers are located primarily in the United States. Sales to customers in the United States comprised 82%, 91%, and 87% in fiscal 2002, 2001, and 2000, respectively. Other customers are located principally in Canada, England, Ireland, the Bahamas, and the West Indies. During fiscal 2002, sales to one customer accounted for 20% of net sales and sales to two other customers each amounted to 10% of net sales. One customer accounted for 28% of net sales in 2001 and one customer accounted for 16% of net sales in 2000.

         RESEARCH AND DEVELOPMENT. IPEC has a program of ongoing research and development that has led to significant product innovations. By designing its own products, IPEC can insure exclusivity while avoiding excessive licensing costs. Research and development expenses are charged to operations as incurred. IPEC estimates that it spent approximately $8,850, $8,000, and $38,000 on research and development activities in fiscal 2002, 2001, and 2000, respectively, none of which was borne directly by customers.

         PATENTS, LICENSES AND TRADEMARKS.  IPEC owns the following patents:

-------------------------------------------------------------------------------------------------------------------
                                                                                    EXPIRATION
                          DESCRIPTION                               ISSUE DATE         DATE          PATENT NUMBER
-------------------------------------------------------------------------------------------------------------------
Tamper Evident Plastic Closure                                      01/31/1996       01/31/2013         5,487,481
-------------------------------------------------------------------------------------------------------------------
Tamper Evident Resealable Plastic Closure                           12/31/1996       12/31/2013         5,588,562
-------------------------------------------------------------------------------------------------------------------
Tamper Evident Push-Pull Closure with Pour Spout                    01/26/1999       07/24/2016         5,862,953
-------------------------------------------------------------------------------------------------------------------
Tamper Evident Closure with Push-Pull Pour Spout (Continuation      02/15/2000       09/11/2017         6,024,255
in part)
-------------------------------------------------------------------------------------------------------------------
Snap-On Screw Off Closure                                           05/09/2000       10/31/2017         6,059,134
-------------------------------------------------------------------------------------------------------------------
Tamper Evident Closure (Continuation in part)                       06/06/2000       10/09/2017         6,070,766
-------------------------------------------------------------------------------------------------------------------
Snap-On Tamper Evident Closure With Push-Pull Pour                  06/13/2000       11/15/2016         6,073,809
-------------------------------------------------------------------------------------------------------------------
Tamper Evident Closure (Continuation in part)                       06/13/2000       04/28/2018         6,073,810
-------------------------------------------------------------------------------------------------------------------

         IPEC has an additional 10 patent submissions pending for various new designs, as well as improvements to existing closure designs. All patents listed above are for rights protection in the United States. However, IPEC is also in the process of applying for international patent protection on several of its patents.

         IPEC has also secured licensing arrangements to produce other tamper evident caps not of its own design. IPEC paid license fees of $70,000 in 2000, $80,000 in 2001, and $0 in 2002.

         GOVERNMENT REGULATION. IPEC's products are subject to regulation by the Food and Drug Administration and other agencies with jurisdiction over effectiveness of tamper-resistant devices and other closures for dairy and other beverage products. A change in government regulation could affect IPEC. We cannot assure you that federal, state, or local authorities will not develop protocols in the future that could materially increase IPEC's costs of manufacturing certain of its products.

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

         EMPLOYEES. As of February 28, 2003, IPEC had 94 employees, all of which were full-time. None of the employees is represented by any labor unions.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Headquarters for the Company and IPEC, as well as IPEC's primary manufacturing facility are located at Northgate Industrial Park, New Castle, Pennsylvania. In December 1997, it added a second manufacturing facility located at 572 Industrial Parkway, Brewton, Alabama. The total square footage of these facilities is approximately 110,000 square feet. The facilities are mortgaged to a bank.

         IPEC's existing  facilities are capable of manufacturing  approximately
3.3 billion closures across the entire product line. For the year ended December 31, 2002, approximately 1.1 billion closures were produced.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock has been quoted on the OTC Bulletin Board under the symbol "IPEC" since July 5, 2002. The following table sets forth the range of high and low bid quotations for each fiscal quarter since trading began. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                      HIGH BID          LOW BID

         September 30, 2002....................     $   5.00         $   1.30
         December 31, 2002.....................     $   6.25         $   4.75

         On March 26, 2003, the closing bid price for the common stock on the OTC Bulletin Board was $2.00.

HOLDERS

         As of February 21, 2003, there were 63 record holders of our common stock.

DIVIDENDS

         Since our inception, no cash dividends have been declared on our common stock.

EQUITY COMPENSATION PLANS

         As of December 31, 2002, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------

                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
  Equity compensation plans               666,000                       $1.41                       331,291
 approved by security holders
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans not              None                          N/A                         None
 approved by security holders
-------------------------------------------------------------------------------------------------------------------

         Total                            666,000                                                   331,291
-------------------------------------------------------------------------------------------------------------------


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

         FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001. Sales for fiscal 2002 decreased slightly by $57,902 (0.4%). However, the gross profit margin increased from $2,744,400 (21.2%) in 2001 to $3,604,829 (28.0%) in 2002. Selling and
general and administrative expenses increased as a percentage of sales (15.6% in 2002 as compared to 14.4% in 2001), but the increase in absolute dollars ($145,041) was substantially less than the increase in gross profit margin in absolute dollars ($860,429). As a result, net operating income increased for fiscal 2002 by $715,388 (81.0%). Non-operating expenses decreased by $187,126 (23.8%), resulting in substantially higher net income for 2002 ($844,879 in 2002 as compared to $79,365 in 2001).

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

LIQUIDITY AND CAPITAL RESOURCES

         DECEMBER 31, 2002 AND 2001. At December 31, 2002, IPEC had a working capital deficiency of $1,383,276, as compared to a deficiency of $2,274,022 at December 31, 2001. The current portion of notes payable decreased to $1,416,436 at December 31, 2002 from $2,990,727 at December 31, 2001, as a promissory note in the amount of $1,900,000 due July 1, 2002 was refinanced in December 2002 for a period of three years with a balloon payment due at end of three years.

         Our operations provided cash of $1,773,570 for the 2002 fiscal year, compared to $1,671,251 provided in the 2001 fiscal year. In fiscal 2001, IPEC used $1,165,099 primarily for property, plant, and equipment, as compared to $2,229,958 in fiscal 2002. Financing activities, principally the repayment of amounts due to related parties, used cash of $473,332 in fiscal 2002, as compared to $496,580 that was provided by financing activities in 2001. In 2001, IPEC sold common stock for $1,295,244 and borrowed $808,447 from the bank and $350,000 from related parties. It used $1,000,000 to repurchase outstanding preferred stock and paid down its line of credit by $810,973. At December 31, 2002, the balance of the bank line of credit was $2,550,000, as compared to a balance of $2,260,000 at December 31, 2001.

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

         Management of IPEC believes that it has in place much of the infrastructure and manufacturing capability required to support growth to the $25 million dollar revenue level by 2005. IPEC proposes to increase its capacity in the next 3 years by 25% to 4.1 billion closures with the capital expenditures listed below.

         Maintaining   IPEC's   manufacturing   readiness  requires  an  ongoing
financial commitment for tooling, warehousing and molds. IPEC proposes the following capital expenditures through 2005:

      YEAR    DESCRIPTION                                AMOUNT        TOTALS
      2003    Machinery and equipment                    200,000
              Molds                                      600,000
              Alabama warehouse expansion              1,400,000
                                                       ---------
                                                                     $2,200,000

      2004    Mahinery and equipment                     400,000
              Molds                                      200,000
                                                       ---------
              Total 2004                                              $ 600,000

      2005    Machinery and equipment                    400,000
              Molds                                      200,000
                                                       ---------
              Total 2005                                                600,000
                                                                     -----------
              TOTAL                                                  $3,400,000
                                                                     ===========


         To provide the cash necessary to support this growth plan through 2005, IPEC anticipates that it will generate cash flow of $1.2 million from operations during the next three years. Combined with a planned equity offering of $1.9 million in 2003, this will enable IPEC to repay $3.1 million of current debt financing through 2005.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors are:

  Joseph Giordano, Jr.               52       President and Director
  Charles J. Long, Jr.               41       Secretary, Treasurer and Director
  Frederick W. Wakelin, Jr.          60       Chief Financial Officer
  Joseph M. Giordano                 29       Director
  Mel Grata                          50       Director
  Donald L. Franty                   39       Director
  Terry L Massaro                    49       Director
  Joseph J. Prischak                 72       Director

         JOSEPH GIORDANO, JR. Mr. Giordano has been the President of IPEC since December 1994 and became the President and a director of our company in January 2002. Mr. Giordano has also been the Chief Executive Officer of Giordano Construction Company, Inc. ("Giordano Construction") since 1998 and was the President of Giordano Construction from 1973 through 1998. Giordano Construction provides general, commercial, industrial and telecommunications construction services. Since January 2000, Mr. Giordano has been a principal shareholder and director of Everclear Communications, LLC (Walton, Kentucky), a telecommunication construction services company. Joseph Giordano, Jr., is the father of Joseph M. Giordano.

         CHARLES J. LONG, JR. Mr. Long has been the corporate Secretary and Treasurer of IPEC since 1994 and became the Secretary, Treasurer and a director of our company in January 2002. Mr. Long has also been the President of E. Long Holdings (New Castle, Pennsylvania) since 1984. E. Long Holdings is a private company that provides paving construction services. Since 1990, Mr. Long has been the President of Hackers Inc. (Volant, Pennsylvania), a private company that owns and manages a golf course facility.

         FREDERICK W. WAKELIN, JR. Mr. Wakelin has served as the Chief Financial Officer of IPEC since January 2000 and became the Chief Financial Officer of our company in January 2002. He is a graduate of the Wharton School of Finance with a Bachelor of Science degree in Economics and a major in Finance. He began his career with the Ford Motor Company, Dearborn Michigan, in 1964 as a financial analyst. From 1966 to 1980, he worked for Black & Decker Corporation, Towson, Maryland, first as a financial analyst, then a divisional controller and finally a group controller. As a group controller, he had reporting and control responsibilities for divisions in the United States, Mexico, and Canada. From 1980 to 1983, he served as a controller for Dolphin Publishing Co., Madeira Beach, Florida, and from 1983 to 1985, he was a controller for BTU Engineering, a manufacturer of processing equipment for semi-conductor chip manufacturers, located in Billerica, Massachusetts. From 1985 to 1990, Mr. Wakelin was the chief financial officer for Norbev, a beverage manufacturing company located in Salem, Massachusetts. He became the president of that company in 1990 and served in that capacity until its sale in 1999.

         JOSEPH M. GIORDANO. Mr. Giordano has been the President of Everclear Communications, LLC since January 2000. He has been a director of our company since January 2002. Since 1991 Mr. Giordano has been employed by Giordano Construction. Mr. Giordano was a Jobsite Superintendent for Giordano Construction Company from 1991 to 1994. From 1994 to 1998, Mr. Giordano served as the Vice President of Operations and since 1998 Mr. Giordano has been the President of Giordano Construction. Joseph M. Giordano is the son of Joseph Giordano, Jr.

         MEL GRATA. Mr. Grata became a director in March 2003. He has been the owner of Mel Grata Chevrolet in Hermitage, Pennsylvania since July 1985. Mr. Grata has been active in his local community, serving as a director of the Shenango Valley Foundation since July 1994, a director of Shenango Valley Industrial Development Corp. since 1984, and a founding member of Subscribers Encouraging Economic Development. In addition, he has previously served as a director of McDowell National Bank/Integra Bank North in Hermitage, Pennsylvania, and as an advisory board member for the First National Bank of Pennsylvania from 1987 to 1991.

         DONALD L. FRANTY. Mr. Franty became a director in March 2003. Since August, 2002, he has been an officer and shareholder in Franty Miller & Associates, PC, located in McMurray, Pennsylvania. This is a full-service firm of certified public accountants and management consultants offering services in the areas of auditing, accounting, tax, and management consulting. From 1996 to August 2002, Mr. Franty had a tax and accounting practice under Franty-Good & Co. He was with the Pittsburgh office of Parente Randolph, a Wilkes-Barre based regional firm, from 1989 to 1996. He began his career in public accounting in 1985 with the local firm of Ryan Damratoski & Company, after having received a bachelor's degree in accounting from West Virginia University. Mr. Franty is a member of the American Institute of Certified Public Accountants ("AICPA") and the Pennsylvania Institute of Certified Public Accountants ("PICPA"). He is also involved in various civic activities in McMurray, Pennsylvania.

         TERRY L MASSARO. Mr. Massaro became a director in March 2003. He is currently a partner with the accounting firm of Carbis Walker LLP, New Castle, Pennsylvania, and has been with the firm for over 25 years. He has focused on building expertise in the areas of manufacturing and nonprofit entities. Mr. Massaro is the quality control partner of the firm and captain of Carbis Walker's peer review team, which is utilized by other firms as a mandatory quality control tool to meet standards set by the AICPA. Additionally, he is in charge of the firm's report center where he is responsible for reviewing reports for accuracy and adherence to guidelines set by the AICPA. He is currently the alternate coordinator of manufacturing services and has served as the firm's partner-in-charge of the New Castle office. Mr. Massaro received a bachelor of arts degree in business with a concentration in accounting from Westminster College. He is a member of the AICPA, the PICPA, and the Ohio Society of Certified Public Accountants.

         JOSEPH J. PRISCHAK. Mr. Prischak became a director in March 2003. He is the chairman of the board of the Plastek Group of Erie, Pennsylvania, a company which he founded in 1971. Mr. Prischak began his career at Erie Resistor in the molding department and then moved to the tool room where to took up his apprenticeship. He then worked for Penn Erie Manufacturing. With two partners, he founded Triangle Tool Company in 1956 in Erie, Pennsylvania. He then moved into the plastics field in 1971 with the founding of Plastek, an international tool making and plastic molding company in the field of plastic packaging for consumer products. The Plastek Group now has over 2,000 employees. In 1991, Mr. Prischak was honored with the "Master Entrepreneur of the Year" Award, which is sponsored by Inc. Magazine, Merrill Lynch Financial Services, and Ernst and Young. He has served on the Hamot Corporators Board, and currently serves on Penn State Behrend Council of Fellows. Since December 1999 he has been a director of Echocath, Inc., a public company located in Princeton, New Jersey, which develops, manufactures and markets medical devices, which enhance and expand the use of ultrasound technology for medical applications and procedures.

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

         Donald L. Franty and Terry L. Massaro are members of our audit committee. We do not have any standing nominating or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except for a Form 4 required to be filed by Charles J. Long, Jr. by December 16, 2002. The report was filed on December 18, 2002.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and all executive officers that earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                             ---------------------------------------------------------------------------
                                                                            AWARDS             PAYOUTS
                                                                    ------------------------------------
                                                       OTHER        RESTRICTED   SECURITIES
    NAME AND                                           ANNUAL         STOCK      UNDERLYING     LTIP       ALL OTHER
    PRINCIPAL                                         COMPENSA-      AWARD(S)      OPTIONS/    PAYOUTS     COMPENSA-
    POSITION         YEAR    SALARY ($)   BONUS ($)    TION ($)        ($)        SARS (#)       ($)        TION ($)
---------------------------------------------------------------------------------------------------------------------
Joseph Giordano,     2002     150,000      30,000         -0-          -0-          -0-          -0-          -0-
 Jr., President
       (1)
---------------------------------------------------------------------------------------------------------------------
Charles J. Long,     2002     150,000      30,000         -0-          -0-          -0-          -0-          -0-
 Jr., Secretary
  and Treasurer
---------------------------------------------------------------------------------------------------------------------
   Gregory F.        2001       -0-          -0-          -0-          -0-          -0-          -0-          -0-
   Martini (2)       2000       -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------
 Robert Blakely      2000       -0-          -0-          -0-          -0-          -0-          -0-          -0-
       (3)           1999       -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------

---------------------
(1)    Mr. Giordano has been the President since January 28, 2002.
(2)    Mr. Martini was the President from February 15, 2000 to January 28, 2002.
(3)    Mr. Blakely was the President from May 1986 to February 15, 2000.

         We have not granted any stock options or stock appreciation rights to the persons listed in the table above.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. Directors who are not officers receive $500 per meeting.

STOCK OPTION PLANS

         On April 4, 2002, our shareholders adopted a 2002 Stock Option Plan under which a total of 995,000 shares are reserved initially for grant to provide incentive compensation to officers and key employees. The number of shares available for grant adjusts quarterly, commencing on the first day of the next fiscal quarter to a number equal to 10% of the number of shares outstanding on last day of the fiscal quarter just completed.

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

         As of December 31, 2002, options to purchase a total of 666,000 shares of common stock have been granted under this Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 3, 2003:

---------------------------------------------------------------------------------------------------------
                                                     AMOUNT AND NATURE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER (1)          BENEFICIAL  OWNERSHIP          PERCENT OF CLASS (2)
---------------------------------------------------------------------------------------------------------
Plymouth Partners, LP (3)                                  4,263,266                       42.7%
10826 Omaha Trace
Union, KY  41091
---------------------------------------------------------------------------------------------------------

Charles J. Long, Jr.                                       4,007,946                       40.2%
RD #4, Box 62-A
New Castle, PA 16101
---------------------------------------------------------------------------------------------------------

Frederick W. Wakelin, Jr.                                    23,043                         0.2%
3260 Hamlet Drive #3
Naples, FL 34105
---------------------------------------------------------------------------------------------------------

Joseph M. Giordano                                           19,000                         0.2%
10610 Laurin Court
Union, KY 41091
---------------------------------------------------------------------------------------------------------





---------------------------------------------------------------------------------------------------------
                                                     AMOUNT AND NATURE OF
   NAME AND ADDRESS OF BENEFICIAL OWNER (1)          BENEFICIAL  OWNERSHIP          PERCENT OF CLASS (2)
---------------------------------------------------------------------------------------------------------
Mel Grata                                                    14,000                         0.1%
2757 E. State Street
Hermitage, PA 16148
---------------------------------------------------------------------------------------------------------

Joseph Giordano, Jr.                                          3,000                         (4)
RD #1, Box 610
New Wilmington, PA 13142
---------------------------------------------------------------------------------------------------------

Donald L. Franty                                                0                            --
455 Valleybrook Road, Suite 200
McMurray, PA 15317
---------------------------------------------------------------------------------------------------------

Terry L. Massaro                                                0                            --
2599 Wilmington Road
New Castle, PA 16105
---------------------------------------------------------------------------------------------------------

Joseph J. Prischak                                              0                            --
2425 West 23rd Street
Erie, PA 16506
---------------------------------------------------------------------------------------------------------

All officers and directors as a group                      4,066,989                       40.8%
(8 persons)
---------------------------------------------------------------------------------------------------------

------------------
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 9,972,912 shares of Common Stock outstanding as of March 3, 2003.

(3) Intram Investment Corporation, the general partner of Plymouth Partners, LP, is owned and controlled by Gregory F. Martini. Accordingly, Mr. Martini may be deemed to be the beneficial owner of these shares.

(4)  Less than 0.01%.

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

         In January 2000, IPEC sold 1,000,000 shares of preferred stock for $1,000,000 to Sherwood LLC. On March 28, 2001, IPEC entered into an agreement with Sherwood to repurchase the shares for $1,000,000. The repurchase was completed in 2001. The repurchase agreement contained a provision for a one-time additional payment if IPEC's capital structure should change as a result of an infusion of additional equity. IPEC's sale of common stock in 2001did not trigger the one-time additional payment. In addition, IPEC had an agreement for Sherwood to provide consulting services for $75,000 annually. That agreement was modified effective as of

January 1, 2001 to reduce the consulting fee to $50,000 annually. In 2002, Mr. Wakelin, one of the partners of Sherwood, became IPEC's chief financial officer. At that time, the consulting contract was modified to provide that so long as one of the partners of Sherwood continues to act on behalf of IPEC in a financial role, no consulting payments would be made. Approximately $60,400 and $0 were paid under this consulting agreement in 2001 and 2002, respectively.

         IPEC fabricates certain products for Giordano Construction Co., Inc., a company owned and controlled by Joseph Giordano, Jr., and Giordano Construction Co., Inc. provides building and construction services for IPEC. During 2001 and 2002, IPEC sold $41,862 and $4,153 of products to Giordano Construction Co., Inc. There were no purchases of services from Giordano Construction Co., Inc. in 2001 or 2002.

         IPEC leases equipment from L&G Leasing, a limited partnership owned and controlled by Joseph Giordano, Jr. and Charles J. Long, Jr. During 2001 and 2002, IPEC paid $59,900 and $56,050 to L&G Leasing for its equipment leases.

         Joseph Giordano, Jr. and Charles J. Long, Jr., officers, directors, and the former principal shareholders of IPEC have loaned sums to IPEC from time to time. At December 31, 2001, IPEC owed Mr. Giordano $700,000. This loan was repaid in 2002 and no amounts were owed at December 31, 2002.

         Joseph Giordano, Jr. and Charles J. Long, Jr. have personally guaranteed all of the debt owed to Sky Bank, formerly First Western Bank. At December 31, 2001 and 2002, $7,087,145 and $7,148,522, respectively, were owed under various long-term notes. In addition, IPEC owed $2,260,000 and $2,550,000 at December 31, 2001 and 2002, respectively, under its line of credit with the bank. Messrs. Giordano and Long agreed to subordinate amounts owed to them by IPEC to the bank's interest.

         We believe that all of the transactions were made or entered into on terms that were no less favorable to us than those that could have been obtained from an unaffiliated third party.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
    2.1 Share Exchange Agreement between Golden Hole, Inc. and Interna-tional Plastics and Equipment Corp. dated January 14, 2002 (1)
--------------------------------------------------------------------------------
    3.1       Articles of Incorporation, as amended (2)
--------------------------------------------------------------------------------
    3.2       Bylaws (2)
--------------------------------------------------------------------------------
    4.1       Description of Series A Convertible Preferred Stock (3)
--------------------------------------------------------------------------------
   10.1       December 23, 1998 Loan Documents with First Western Bank (3)
--------------------------------------------------------------------------------
   10.2       January 13, 2000 Loan Documents with First Western Bank (3)
--------------------------------------------------------------------------------
   10.3       January 11, 2001 Loan Documents with Sky Bank (3)
--------------------------------------------------------------------------------
   10.4       February 25, 2002 Loan Documents with Sky Bank (3)
--------------------------------------------------------------------------------
   10.5 Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)
--------------------------------------------------------------------------------
   10.6       Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)
--------------------------------------------------------------------------------
   10.7       Payment and Severance Agreement and Guarantee dated January 2,
              2001 (3)
--------------------------------------------------------------------------------
   10.8       Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
   16.1       Letter from Andersen Andersen & Strong, L.L.C. (1)
--------------------------------------------------------------------------------
   21.1       Subsidiaries of the registrant (3)
--------------------------------------------------------------------------------
   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------
-------------------

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

Reports on Form 8-K:  None.


ITEM 14. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IPEC HOLDINGS INC.



Date:  March 31, 2003                 By:  /s/ JOSEPH GIORDANO, JR.
                                         ---------------------------------------
                                         Joseph Giordano, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                  TITLE                          DATE

                                                  President and Director
/s/ JOSEPH GIORDANO, JR.                          (Principal Executive Officer)          March  31, 2003
--------------------------------------------
Joseph Giordano, Jr.


/s/ CHARLES J. LONG, JR.                          Secretary, Treasurer and Director      March 31, 2003
--------------------------------------------
Charles J. Long, Jr.

                                                  Chief Financial Officer (Principal
/s/ FREDERICK W. WAKELIN, JR.                     Financial and Accounting Officer)      March 31, 2003
--------------------------------------------
Frederick W. Wakelin, Jr.


/s/ JOSEPH M. GIORDANO                            Director                               March 31, 2003
--------------------------------------------
Joseph M. Giordano


/s/ MEL GRATA                                     Director                               March 31, 2003
--------------------------------------------
Mel Grata


/s/ DONALD L. FRANTY                              Director                               March 31, 2003
--------------------------------------------
Donald L. Franty


/s/ TERRY L. MASSARO                              Director                               March 31, 2003
--------------------------------------------
Terry L. Massaro


/s/ JOSEPH J. PRISCHAK                            Director                               March 31, 2003
--------------------------------------------
Joseph J. Prischak


                                 CERTIFICATIONS


I, Joseph Giordano, Jr., certify that:


1.      I have reviewed this annual report on Form 10-KSB of IPEC Holdings Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)     evaluated  the  effectiveness  of  the   registrant's  disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                         /s/ JOSEPH GIORDANO JR.
                                         ---------------------------------------
                                         Chief Executive Officer

                                 CERTIFICATIONS


I, Frederick W. Wakelin, Jr., certify that:

1.      I have reviewed this annual report on Form 10-KSB of IPEC Holdings Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)     evaluated  the  effectiveness  of  the   registrant's  disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


                                              /s/ FREDERICK W. WAKELIN, JR.
                                              ----------------------------------
                                              Chief Financial Officer

                               IPEC HOLDINGS, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


                                TABLE OF CONTENTS


                                                                                       PAGE(S)

Report Of Independent Accountant                                                         F-2

Balance Sheets - December 31, 2002 and 2001                                            F-3 - 4

Statements Of Operations - Years Ended December 31, 2002 and 2001                        F-5

Statements Of Cash Flows - Years Ended December 31, 2002 and 2001                        F-6

Statement of Shareholders Equity - December 31, 2002 and 2001                            F-7

Notes To Financial Statements - December 31, 2002 and 2001                            F-8 - 23


                                         1169 Pittsford - Victor Road, Suite 125
                                               Rochester, New York 14534
BAIER & WILLIAMS, LLP.                              (585) 385-0530
================================================================================
Certified Public Accountants o Business and Financial Advisory Services


         To the Board of Directors of IPEC Holdings, Inc.

         In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of IPEC Holdings, Inc. ("Company") at December 31, 2002 and 2001, and the results of their operations, their cash flows and their shareholders equity for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


          /s/ BAIER & WILLIAMS, LLP.

         Baier & Williams, LLP.
         Rochester, New York
         January 24, 2003, except for Note 14,
           for which the date is February 20, 2003

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS

                                                          December 31,      December 31,
                                                              2002              2001
                                                     ------------------   ------------------
                       Assets
Cash                                                 $         84,661     $      1,014,381
Accounts Receivable, less reserves for                        937,168              858,485
   bad debts of $210,000 and $140,273
   in 2002 and 2001
Other Receivables                                              48,977              100,925
Inventory                                                   2,634,742            1,849,513
Prepaid Expenses                                                5,549               36,288
                                                     ------------------   ------------------
                    Current Assets                          3,711,097            3,859,592
                                                     ------------------   ------------------

Land                                                          119,374              110,036
Buildings and Equipment                                    17,122,861           14,005,019
Construction In Progress                                      406,307            1,273,512
Accumulated Depreciation                                   (6,196,300)          (4,720,668)
                                                     ------------------   ------------------
     Property, Plant & Equipment, Net                      11,452,242           10,667,899
                                                     ------------------   ------------------

Patents, less accumulated amortization of                     299,395              320,771
   $78,702 and $55,791 in 2002 and 2001
Other Assets                                                    9,173                3,868
                                                     ------------------   ------------------
                    Other Assets                              308,568              324,639
                                                     ------------------   ------------------
                    Total Assets                     $     15,471,907     $     14,852,130
                                                     ==================   ==================


                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS


                                                           December 31,      December 31,
                                                               2002              2001
                                                     ------------------   ------------------
         Liabilities and Shareholders' Equity

Accounts Payable                                      $       800,753      $       778,662
Accrued Liabilities                                           109,281               73,085
Taxes Payable                                                  16,426               25,055
Accrued Interest                                               31,657                6,085
Notes Payable - Current Portion                             1,416,436            2,990,727
Bank Line Of Credit                                         2,550,000            2,260,000
Capital Lease Obligation - Current Portion                    169,820              147,889
                                                     ------------------   ------------------
          Current Liabilities                               5,094,373            6,281,503
                                                     ------------------   ------------------

Capital Lease Obligation                                       74,642              221,282
Notes Payable - Long Term                                   5,732,086            4,096,418
Amounts Due to Related Parties                                    -                700,000
                                                     ------------------   ------------------
          Long Term Liabilities                             5,806,728            5,017,700
                                                     ------------------   ------------------

Deferred Income Taxes                                         148,000                  -
                                                     ------------------   ------------------

Preferred Stock, no par value, 25,000,000 shares                  -                    -
   authorized, no shares issued
 Common Stock, par value $0.001 per                             9,973                9,490
   share, 100,000,000 shares authorized,
   9,972,912 and 9,489,796 shares issued
   and outstanding at December 31, 2002
   and December 31, 2001, respectively
Additional Paid In Capital                                  4,149,694            4,125,177
Retained Earnings (Deficit)                                   263,139             (581,740)
                                                     ------------------   ------------------
          Shareholders' Equity                              4,422,806            3,552,927
                                                     ------------------   ------------------
 Total Liabilities and Shareholders' Equity           $    15,471,907      $    14,852,130
                                                     ==================   ==================


                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS



                                                            Year Ended December 31,
                                                             2002              2001
                                                      -----------------   -----------------
Sales                                                  $   12,880,474      $   12,938,376
                                                      -----------------   -----------------

Operating expenses
   Cost of goods sold                                       9,275,645          10,193,976
   Selling                                                    773,531             789,487
   General and administrative                               1,233,204           1,072,207
                                                      -----------------   -----------------
      Operating expenses                                   11,282,380          12,055,670
                                                      -----------------   -----------------
Operating income                                            1,598,094             882,706
                                                      -----------------   -----------------

Non-operating expense (income)
   Interest expense                                           616,366             802,095
   Other income                                               (17,151)            (15,754)
                                                      -----------------   -----------------
      Non-operating expenses, net                             599,215             786,341
                                                      -----------------   -----------------

Income before taxes                                           998,879              96,365
Income taxes                                                  154,000              17,000
                                                      -----------------   -----------------

Net income                                             $      844,879      $       79,365
                                                      =================   =================

Average Shares of Common Stock - Basic                      9,934,356           8,387,729
                                                      =================   =================

Average Shares of Common Stock - Diluted                   10,142,946           8,880,037
                                                      =================   =================

Basic Income Per Share                                 $         0.09      $         0.01
                                                      =================   =================

Diluted Income Per Share                               $         0.08      $         0.01
                                                      =================   =================



                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                                        2002               2001
                                                                  ----------------    ---------------
Cash Flows from Operating Activities
Net Income                                                        $       844,879     $       79,365
Adjustments to reconcile net income to net cash provided by
operating activities
    Depreciation and amortization                                       1,498,685          1,260,265
    Deferred Taxes                                                        148,000                -
    Common stock issued for services                                       25,000                -
    Capitalized interest                                                  (37,000)           (36,500)
    Changes in Assets and Liabilities
      Accounts receivable                                                 (78,683)            90,432
      Other receivables                                                    51,948              7,110
      Inventory                                                          (785,229)           888,668
      Prepaid Expenses                                                     30,739            (30,739)
      Other Assets                                                            -                  517
      Accounts payable                                                     22,092           (541,842)
      Accrued liabilities                                                  36,196            (58,080)
      Taxes payable                                                        (8,629)            12,055
      Accrued interest                                                     25,572                -
                                                                  ----------------    ---------------
Net cash provided by operating activities                               1,773,570          1,671,251
                                                                  ----------------    ---------------

Cash Flows from Investing Activities
Purchases of property, plant and equpment                              (2,223,117)        (1,194,704)
Disposals of property, plant and equipment                                    -               31,772
Investment in and development of patents                                   (6,841)            (2,167)
                                                                  ----------------    ---------------
Net cash used in investing activities                                  (2,229,958)        (1,165,099)
                                                                  ----------------    ---------------

Cash Flows from Financing Activities
Issuance of common stock                                                      -            1,295,244
(Repurchase) of preferred stock                                               -           (1,000,000)
Borrowing on bank line of credit                                        2,816,402          2,725,596
(Repayments) of bank line of credit                                    (2,526,402)        (3,536,569)
(Reduction) of capital lease obligations                                 (124,709)          (146,138)
Increase in notes payable                                                  61,377            808,447
(Decrease) Increase in amounts due to related                            (700,000)           350,000
parties
                                                                  ----------------    ---------------
Net cash provided by financing activities                                (473,332)           496,580
                                                                  ----------------    ---------------

Net (Decrease) / Increase  in cash                                       (929,720)         1,002,732
Cash - beginning of period                                              1,014,381             11,649
                                                                  ----------------    ---------------
Cash - end of period                                              $        84,661     $    1,014,381
                                                                  ================    ===============

Cash paid for interest                                            $       590,794     $      802,095
                                                                  ================    ===============
Cash paid for income taxes                                        $        14,629     $        4,945
                                                                  ================    ===============





                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001





                                     Preferred      Common                                 Additional
                                       Shares       Shares       Preferred      Common       Paid In      Retained
                                    Outstanding   Outstanding      Stock         Stock       Capital      (Deficit)       Total
                                    -----------------------------------------------------------------------------------------------
Balance at January 1, 2001           1,000,000     8,295,890    $ 1,000,000    $  8,296   $ 2,831,137   $ (661,105)   $ 3,178,318

Repurchase of Preferred Stock       (1,000,000)                  (1,000,000)                                           (1,000,000)
Sale of Common Stock                               1,193,906                      1,194     1,294,040                   1,295,244
Net Income                                                                                                  79,365         79,365
                                    -----------------------------------------------------------------------------------------------

Balance at December 31, 2001               -       9,489,796            -         9,490     4,125,177     (581,740)     3,552,927

Stock issued in connection with
  reverse merger                                     465,000                        465          (465)                        -
Issuance of Common Stock for
  services                                            18,116                         18        24,982                      25,000
Net Income                                                                                                 844,879        844,879
                                    -----------------------------------------------------------------------------------------------

Balance at December 31, 2002               -       9,972,912    $       -      $  9,973   $ 4,149,694   $  263,139    $ 4,422,806
                                    ===============================================================================================





                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         IPEC Holdings, Inc. ("Company") manufactures injection molded plastic closures used for packaging applications in dairy, fruit juice, bottled water, sport drinks, and other non-carbonated beverage products.

         The Company's manufacturing facilities are located in the United States of America in Pennsylvania and Alabama.

         The Company's customers are principally located in the United States of America and Canada.

         On January 14, 2002, the Company entered into a share exchange agreement to acquire the International Plastics & Equipment Corp. See
         Note 2.


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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


         PROPERTY PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred.

         The Company capitalized $37,000 and $36,500 of interest in connection with buildings and equipment under construction in calendar years 2002 and 2001, respectively.

         The Company's evaluation of long-lived assets, including patents and other assets, for impairment has indicated no events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable; accordingly, no impairment losses have been recognized.

         Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                     Depreciable Life
                     Asset                                Years
         ----------------------------------        --------------------
         Buildings                                         40
         Machinery and equipment                         5 - 10
         Office furniture and equipment                     7

         Depreciation on leased assets is included in depreciation expense.

         Depreciation charged to operations was approximately $1,475,800 and $1,295,800 for the years ended December 31, 2002 and 2001, respectively. Of those amounts, approximately $1,420,000 and 1,247,400, respectively, were included in cost of goods sold.


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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

         During calendar year 2002, sales to one customer amounted to 20% of net sales and sales to two other customers each amounted to 10% of net sales. In calendar year 2001, one customer accounted for approximately 28% of net sales.


         FOREIGN CURRENCY TRANSLATION

         The Company's has no foreign subsidiaries and uses the United States Dollar as its functional currency. Translation gains and losses result from changes in exchange rates between the functional currency and the currency in which the Company's customers denominate transactions. Translation gains and losses are not significant.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


         SEASONALITY

         The Company's sales and earnings reflect a seasonal pattern as a result of greater sales volumes during the summer months. Approximately 41% and 67% of sales occurred between May and August in calendar years 2002 and 2001, respectively.


         SEGMENT INFORMATION

         The Company's primary operations are in one segment - the manufacture of injection molded thermoplastic components used primarily as closures for containers in the non-carbonated beverage industry. All of the Company's operations are in the United States of America.


         REVENUE RECOGNITION

         Revenue is recognized on plastic molded products and equipment when the products and equipment are shipped to customers.


         SHIPPING AND HANDLING COSTS

         Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.


         RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and development expenditures are charged to operations as incurred.


         ADVERTISING

         The Company charges the cost of advertising to operations as incurred. Such costs were insignificant in 2002 and 2001, respectively.


         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) is the same as reported net income (loss) in the statement of operations.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

         EARNINGS PER SHARE

         Basic net income / (loss) per share is computed using the weighted average number of common shares outstanding during the period.

         Diluted net income / (loss) per share reflects the potential dilution that could occur from the exercise of stock options.


         RECENT ACCOUNTING PRONOUNCEMENTS

         In calendar year 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The implementation of these accounting pronouncements did not have a material effect on the Company's results of operations, financial position or cash flows.

         In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning in calendar year 2003.


NOTE 2. BUSINESS COMBINATION

         On January 28, 2002, the Company closed on a share exchange agreement that resulted in the acquisition of International Plastics & Equipment Corp ("IPEC"). In connection with this share exchange agreement, IPEC became a wholly owned subsidiary of the Company and issued 9,489,796 shares of its common stock to the shareholders of the Company.

         Since, at the time of the share exchange, the Company had no net assets or operations, the transaction was accounted for in calendar year 2002 as a reverse merger.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

         In connection with this merger, the IPEC engaged Plymouth Partners, LP ("Plymouth") to facilitate the transaction with the Company. For their services, Plymouth was paid $150,000 in December 2001. This amount has been recognized as an expense in the calendar year 2001 financial statements.

         Also, see Note 8 regarding income taxes.


NOTE 3. INVENTORIES

         Inventories at December 31, 2002 and 2001 are comprised of the following:




                                                December 31,     December 31,
                                                    2002             2001
                                              --------------    --------------
         Raw materials and packaging          $     314,090     $    247,798
         Work in process                            325,814          316,475
         Finished goods                           2,454,838        1,785,240
         Reserve for obsolescence and              (460,000)        (500,000)
           temporary decline in market
           value
                                              --------------    --------------
         Total Inventories                    $   2,634,742     $  1,849,513
                                              ==============    ==============

         The portion of the reserve for obsolescence and temporary decline in market value related solely to obsolescence was $460,000 and $300,000 in 2002 and 2001, respectively.

NOTE 4. LINE OF CREDIT

         On January 13, 2000, the Company entered into a variable interest rate borrowing with a bank, due on demand, with interest on the unpaid principal balance paid monthly. The maximum amount of the borrowing is $3.5 million and the borrowing is secured by inventory and all intangible assets. The current interest rate in effect is 4.5%.

         There was $2,550,000 and $2,260,000 outstanding under this agreement at December 31, 2002 and 2001, respectively.


NOTE 5.  LONG-TERM DEBT

         Long-Term Debt at December 31, 2002 and 2001 are comprised of the following:

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                                                             2002               2001
                                                                         -------------      -------------
7.90% note due January 1, 2006, payable in monthly                       $    676,019       $    865,652
installments, secured by equipment

7.90% note due January 1, 2006, payable in monthly                            443,297            570,272
installments, secured by equipment

7.90% note due May 1, 2006, payable in monthly                                492,991            616,214
installments, secured by equipment

7.50% variable interest rate note, due January 1, 2012,                       886,922            952,887
payable in monthly installments, secured by real property

7.50% variable interest rate note, due July 1, 2005,                        1,017,073          1,441,633
payable in monthly installments, secured by molds

7.75% note due January 15, 2005, payable in monthly                           541,218            740,487
istallments, secured by a general assignment of all assets

4.25% variable note due December 15, 2005, payable in                       1,900,000                -
monthly installments of $19,792 with a final payment of
approximately $1,414,200 at termination, secured by
general business assets and cross collateralized with other
notes payable

9.50% promissory note, due July 1, 2002, interest paid monthly,                                1,900,000
secured by general business assets and cross collateralized with other notes payable

7.0% variable interest rate note, due August 15, 2017,                      1,135,383                -
payable in monthly installments, secured by the
Company's warehouse expansion

6.29 - 6.98% notes, due October, 2005 - June, 2007,                            55,619                -
payable in monthly installments, secured by Company
vehicles
                                                                         -------------      -------------

Subtotal                                                                    7,148,522          7,087,145
Less - current portion of long-term debt                                   (1,416,436)        (2,990,727)
                                                                         -------------      -------------

                                                                         $  5,732,086       $  4,096,418
                                                                         =============      =============

         With the exception of the notes secured by Company vehicles, these notes are all payable to the same bank. In connection with these borrowings, the Company has agreed to certain covenants, including maintenance of a defined tangible net worth of not less than $1,000,000, maintenance of a defined leverage ratio not greater than
         3.5 to 1 (ie., the ratio of total liabilities to tangible net worth with

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


         debt subordinated in favor of the bank deemed as equity), and maintenance of a debt service coverage ratio of 1.2 to 1.

         Payments on long-term debt in future years are as follows:

                  Calendar Year            Debt Reduction
              ---------------------        --------------
                      2003                    $ 1,416,436
                      2004                      1,526,177
                      2005                      2,465,817
                      2006                        201,213
                      2007                        158,481
                2008 and Beyond                 1,380,398
                                           --------------
              Total Debt Reduction            $ 7,148,522
                                           ==============


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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7.  COMMON STOCK

         The Company has a single class of Common Stock, par value $.001. See
         Note 2 for information regarding a business combination accounted for as a reverse merger.

         On March 1, 2002, the Company issued 18,116 shares of its common stock valued at $1.38 per share to a firm serving as its investment advisor.

         At a special shareholders meeting held April 4, 2002, the shareholders adopted Restated Articles of Incorporation (effecting the name change to IPEC Holdings, Inc.) and authorized additional capital stock consisting of 25,000,000 shares of Preferred Stock, $.001 par value per share.

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

         Information relating to these options is as follows:
             Stock Options Outstanding:         60,000
             Remaining Life:                    9 years, 5 months
             Value of Stock:                    $1.38
             Exercise Price:                    $1.38

         On July 1, 2002, the Company granted an additional 600,000 options with an exercise price of $1.38 per share to one of the two employees of the Company receiving options on May 21, 2002. These options vest 25% immediately, and an additional 25% per year for the next three years. All of the options expire on July 1, 2012.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

         Information relating to these options is as follows:
                  Stock Options Outstanding:         600,000
                  Remaining Life:                    9 years, 6 months
                  Value of Stock:                    $1.38
                  Exercise Price:                    $1.38

         On December 13, 2002, the Company granted 6,000 options with an exercise price of $5.00 per share to six employees of the Company. These options vest immediately. All of the options expire on December 13, 2012.

         Information relating to these options is as follows:
                  Stock Options Outstanding:         6,000
                  Remaining Life:                    10 years
                  Value of Stock:                    $5.00
                  Exercise Price:                    $5.00

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

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted is estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%; expected volatility of 20%; risk-free interest rate of 3.75%; and expected life of 10 years.

         The fair value of each option computed under this method is $0.55, $0.55, and $2.00 for the grants at May 21, 2002, July 1, 2002 and December 13, 2002, respectively.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and basic income per share for the years ended December 31, 2002 and 2001 would be as follows:

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                          December 31,      December 31,
                                              2002              2001
                                      -----------------------------------
           Net Income
             As Reported              $     844,879      $       79,365
             Proforma                 $     526,803      $       79,365

           Basic Income Per Share
             As Reported              $        0.09      $         0.01
             Proforma                 $        0.05      $         0.01


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of unrestricted traded options.

         The deemed exercise of the vested stock options has been included in the calculation of diluted earnings per share for year ended December 31, 2002 based on the average market value per share during the period the option was outstanding and the option exercise price per share.

         Two individuals who are officers and directors of the Company own approximately 82% of the shares of the Company's common stock, in substantially equal amounts (however, see Note 14).

         On December 31, 2001, IPEC sold 1,193,906 shares (restated for the effect of the share exchange described in Note 2) of its common stock for aggregate cash proceeds of $1,295,235. The shares of stock were issued without registration in reliance on an exemptions in federal securities laws that permit issuance of stock without registration of the securities.

         See Note 2 regarding a business combination occurring in January 2002.


NOTE 8.  INCOME TAXES

         The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.

         Prior to calendar year 2002, the Company has had an unused tax net operating loss ("NOL") carryforward and no current or deferred income tax liability was recorded in the balance sheet. During the second quarter of calendar year 2002, the Company achieved a level of profitability such that the NOL (for financial reporting purposes) was likely to be eliminated in the current calendar year.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

         Accordingly, beginning in the second quarter, the Company began recording income taxes based on the anticipated effective tax rate for the calendar year.

         The components of the provision for income taxes were as follows:


                                               Year ended     Year ended
                                              December 31,    December 31,
                                                  2002            2001
                                              ----------------------------

            Federal Income Taxes
            Current provision                 $       -       $     -
            Deferred provision                    141,500           -
            State and other income taxes
             Current provision                      6,000        17,000
             Deferred provision                     6,500           -
            Total                             $   154,000     $  17,000
                                              =============================

         The deferred tax liability arises principally because of differences between tax and book depreciation methods and useful lives.

         The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:


                                                   Year ended     Year ended
                                                  December 31,   December 31,
                                                      2002           2001
                                                  ---------------------------

         Taxes at the statutory rate              $   287,259    $    26,984
         Increase (reduction) in taxes from:
         State and other income taxes,                 12,500         17,000
         Use of Net Operating Loss Carryforwards     (145,759)       (26,984)
                                                  ---------------------------

         Provision for income taxes               $   154,000    $    17,000
                                                  ===========================

         Presently, the Company has an unused federal tax net operating loss carryforward ("NOL") aggregating approximately $400,000 that expires beginning in 2010. Substantially all of this amount is attributable to the temporary differences between book and tax depreciation. All of the book NOL carryforward has been recognized. The Company intends to recognize the remaining tax NOL benefits when realized.

         See Note 2 regarding the Company's business combination pursuant to a merger agreement executed and closed in January 2002. The merger was a tax-free merger pursuant to Internal Revenue Code Section 368. Accordingly, in calendar year 2002, in connection with this merger, the Company's ultimate recognition of its NOL became subject to Internal Revenue Code Section 382.

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

                                                                     Post         Post        Percent
                                           Original    Original     Merger       Merger
                                            Shares     Percent      Shares      Percent        Change
                                            ------     -------      ------      -------        ------
         5% or More Shareholders          3,000,000      87.4%     8,295,892      83.2%        -4.2%
         Less than 5% Shareholders          431,745      12.6%     1,677,020      16.8%         4.2%
                                          -----------------------------------------------------------

         Total                            3,431,745     100.0%     9,972,912     100.0%         0.0%
                                          ===========================================================

         Consequently, the Company does not believe its ultimate realization of its NOL carryforward has been impacted by the merger. However, in light of the transaction described in Note 14, the limitations imposed by Internal Revenue Code Section 382 could be triggered and there could be an impact on the ultimate realization of the Company's NOL carryforward tax benefits.


NOTE 9.  LEASES

         OPERATING LEASES

         The Company leases certain manufacturing equipment under operating leases expiring at various dates through 2004. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

         Total lease expense amounted to $63,300 and $76,100 in 2002 and 2001.

         CAPITAL LEASES

         The Company leases a building and certain manufacturing and office equipment under capital leases expiring at various dates through 2007.

         The asset value and related liability for capital leases have been reflected in the statement of financial position as follows:

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                               2002          2001
                                          -------------  -------------
         Asset Value                      $   884,118    $   857,312
         Less - Accumulated Depreciation     (229,565)      (174,470)
                                          -------------  -------------
                  Net Book Value          $   654,553    $   682,842
                                          =============  =============

           Capital Lease Obligation       $   244,462    $   369,171
                                          =============  =============

         Approximately $55,100 and $89,000 has been charged against operations for depreciation and interest associated with capital leases in 2002 and 2001, respectively.

         FUTURE MINIMUM LEASE PAYMENTS

         Minimum lease payments required for future years are as follows:




                                                  Operating        Capital
               Calendar Year                        Leases         Leases
         -------------------------             --------------   -------------
                   2003                              28,839          170,376
                   2004                              26,762           83,427
                   2005                              14,144            9,047
                   2006                                 -              8,628
                   2007                                 -              4,314
              2008 and Beyond                           -                -
                                               --------------   -------------
       Total Future Lease Payments                   69,745          275,792
                                               ==============
         Less - Interest Portion                                     (31,330)
         Capital Lease Obligation                               $    244,462
                                                                =============

NOTE 10. EARNINGS PER SHARE

         Earnings per share have been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002 and 2001:

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                                                                      2002             2001
                                                                                ---------------   ---------------
         Net income                                                             $      844,879    $      79,365
                                                                                ===============   ===============

         Weighted average shares outstanding for basic earnings per share            9,934,356        8,387,729
                                                                                ===============   ===============

         Basic earnings (loss) per share                                                 $0.09            $0.01
                                                                                ===============   ===============

         Adjustment to weighted average shares outstanding for
           - deemed preferred stock conversions                                            -            492,308
           - exercise of vested stock options                                          208,590              -
                                                                                ---------------   ---------------
         Increase in weighted average shares outstanding                               208,590          492,308
                                                                                ===============   ===============

         Diluted earnings (loss) per share                                               $0.08            $0.01
                                                                                ===============   ===============

NOTE 11.  RELATED PARTIES

         Related party transactions are primarily with the following entities, related to the Company by common ownership:

         o Giordano Construction Co., Inc., for which the Company fabricates certain products and from which the Company obtains building and construction services.
         o  L&G Properties, from which the Company leases equipment.

         These related party transactions consist of the following:

                                                                     2002              2001
                                                                     ----              ----
         Transactions with Giordano Construction Co., Inc.
            Sales                                                     $4,153          $41,862
                                                                   =========        =========
            Purchases                                                    $ -              $ -
                                                                   =========        =========

         Transactions with L&G Leasing
            Leasing of Equipment                                     $56,050          $59,900
                                                                   =========        =========

         The Company had $700,000 payable to one of its two principal stockholders as of December 31, 2001 and the balance outstanding was paid prior to the merger described in Note 2, above.

         The Company had an agreement with the former holder of its preferred shares (Sherwood LLC) for consulting services to be provided for $75,000 annually. This agreement was modified in calendar year 2001 to provide that so long as one of the partners of Sherwood LLC continues to act on behalf of the Company in a

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


         financial role, such payments will not be made. Beginning in calendar year 2002, one of the partners, who previously was providing financial consulting services, became the Company's chief financial officer. Approximately $60,400 was paid under this agreement in calendar year 2001.

         See Note 14.


NOTE 12.  EMPLOYEE BENEFIT PLANS

         The Company maintains a defined contribution plan (401K) covering substantially all employees. Under the Plan, employees' contributions are made on a tax-deferred basis and are partially matched by the Company. Total expense under the Plan for 2002 and 2001 was approximately $6,800 and $8,200, respectively.


NOTE 13.  SEGMENT INFORMATION

         The Company's primary operations are in a single business segment and substantially all assets and operations are located in the United States of America (see Note 1).

         The Company's sales to customers in the United States comprised 82% and 91% in 2002 and 2001, respectively. Other customers are located principally in Canada (which comprised 12% of sales in calendar year
         2002), England, Ireland the Bahamas and the West Indies. Segment revenue is determined based on the country where the sale originates; accordingly, all sales are deemed to be in the United States.


NOTE 14. SUBSEQUENT EVENTS

         On February 10, 2003, 4,124,998 shares of the Company's stock owned by one of the two principal shareholders and 138,268 shares owned by the principal shareholder's relatives were acquired by Plymouth Partners, LP. (Intram Investment Corporation is the general partner of Plymouth Partners, LP.) Plymouth Partners, LP issued interests in the limited partnership in exchange for shares acquired from these individuals.