Form 10QSB
period 2003-03-31
IPEC HOLDINGS INC
filed 2003-05-14
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ______________ to ________________


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

            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 MARCH 31, 2003


 Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                 -----    -----

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS


                                                              March 31, 2003       December 31,
                                                                (Unaudited)            2002
                                                             ----------------   ----------------
                        Assets
Cash                                                         $        13,079    $        84,661
Accounts Receivable, less reserves for                             1,553,258            937,168
   bad debts of $172,187 and $157,881
   in 2003 and 2002
Other Receivables                                                     47,500             48,977
Inventory                                                          3,106,018          2,634,742
Prepaid Expenses                                                     156,178              5,549
                                                             ----------------   ----------------
                    Current Assets                                 4,876,033          3,711,097
                                                             ----------------   ----------------

Land                                                                 119,374            119,374
Buildings and Equipment                                           17,399,278         17,122,861
Construction In Progress                                             844,698            406,307
Accumulated Depreciation                                          (6,600,988)        (6,196,300)
                                                             ----------------   ----------------
            Property, Plant & Equipment, Net                      11,762,362         11,452,242
                                                             ----------------   ----------------

Patents, less accumulated amortization of                            297,636            299,395
   $81,608 and $78,702 in 2003 and 2002
Other Assets                                                           7,324              9,173
                                                             ----------------   ----------------
                      Other Assets                                   304,960            308,568
                                                             ----------------   ----------------
                      Total Assets                           $    16,943,355    $    15,471,907
                                                             ================   ================


    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS

                                                              March 31, 2003       December 31,
                                                                (Unaudited)            2002
                                                             ----------------   ----------------
             Liabilities and Shareholders' Equity

Accounts Payable                                             $     1,295,251    $       800,753
Accrued Liabilities                                                  172,576            109,281
Taxes Payable                                                          8,349             16,426
Accrued Interest                                                      39,157             31,657
Notes Payable - Current Portion                                    1,443,089          1,416,436
Bank Line Of Credit                                                3,460,000          2,550,000
Capital Lease Obligation - Current Portion                           126,232            169,820
Amounts Due to Related Parties                                       605,000                -
                                                             ----------------   ----------------
                     Current Liabilities                           7,149,654          5,094,373
                                                             ----------------   ----------------

Capital Lease Obligation                                              72,171             74,642
Notes Payable - Long Term                                          5,335,025          5,732,086
                                                             ----------------   ----------------
                    Long Term Liabilities                          5,407,196          5,806,728
                                                             ----------------   ----------------

Deferred Income Taxes                                                 88,000            148,000
                                                             ----------------   ----------------

Preferred Stock, no par value, 1,000,000 shares
   authorized, no shares issued
Common Stock, par value $0.001 per                                     9,973              9,973
   share, 100,000,000 shares authorized,
   9,972,909 shares issued and
   outstanding at March 31, 2003
   and December 31, 2002
Additional Paid In Capital                                         4,149,694          4,149,694
Retained Earnings                                                    138,838            263,139
                                                             ----------------   ----------------
                     Shareholders' Equity                          4,298,505          4,422,806
                                                             ----------------   ----------------
Total Liabilities and Shareholders' Equity                   $    16,943,355    $    15,471,907
                                                             ================   ================



    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               Three Months        Three Months
                                                                Ended March         Ended March
                                                                 31, 2003            31, 2002
                                                                (Unaudited)         (Unaudited)
                                                              --------------      --------------
 Sales                                                        $   3,152,602       $   2,627,159
                                                              --------------      --------------

 Operating expenses
   Cost of goods sold                                             2,448,093           1,823,239
   Selling                                                          323,343             155,780
   General and administrative                                       417,328             325,033
                                                              --------------      --------------
       Operating expenses                                         3,188,764           2,304,052
                                                              --------------      --------------
 Operating income                                                   (36,162)            323,107
                                                              --------------      --------------

 Non-operating expense (income)
   Interest expense                                                 151,186             147,427
   Other income                                                      (1,297)             (5,211)
                                                              --------------      --------------
       Non-operating expenses                                       149,889             142,216
                                                              --------------      --------------

 Income before taxes                                               (186,051)            180,891
 Income taxes                                                        61,750              (3,800)
                                                              --------------      --------------

 Net (loss) / income                                          $    (124,301)      $     177,091
                                                              ==============      ==============

 Average Shares of Common Stock - Basic                           9,972,912           9,847,604
                                                              ==============      ==============

 Average Shares of Common Stock - Diluted                        10,253,559           9,847,604
                                                              ==============      ==============

 Basic Income (Loss) Per Share                                $       (0.01)      $        0.02
                                                              ==============      ==============

 Diluted Income (Loss) Per Share                              $       (0.01)      $        0.02
                                                              ==============      ==============


    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Three Months       Three Months
                                                                         Ended March        Ended March
                                                                           31, 2003           31, 2002
                                                                         (Unaudited)        (Unaudited)
                                                                       ---------------     ---------------
Cash Flows from Operating Activities
Net Income (Loss)                                                      $     (124,301)     $      177,091
Adjustments to reconcile net income to net cash provided by
operating activities
    Depreciation and amortization                                             323,413             323,413
    Deferred taxes                                                            (60,000)
    Common stock issued for services                                              -                25,000
    Capitalized interest                                                      (10,500)              8,000
    Changes in Assets and Liabilities
      Accounts receivable                                                    (616,090)           (437,737)
      Other receivables                                                         1,477              16,202
      Inventory                                                              (471,276)           (510,025)
      Prepaid Expenses                                                       (150,629)            (82,216)
      Other Assets                                                              1,667                 -
      Accounts payable                                                        494,498             369,143
      Accrued liabilities                                                      63,295              55,697
      Taxes payable                                                            (8,077)            (12,686)
      Accrued interest                                                          7,500                 -
                                                                       ---------------     ---------------
Net cash provided by operating activities                                    (549,023)            (68,118)
                                                                       ---------------     ---------------

Purchases of property, plant and equpment                                    (620,645)           (609,861)
Investment in and development of patents                                         (447)             (1,634)
                                                                       ---------------     ---------------
Net cash used in investing activities                                        (621,092)           (611,495)
                                                                       ---------------     ---------------

Borrowing on bank line of credit                                              910,000                 -
(Repayments) of bank line of credit                                               -              (364,638)
(Reduction) of capital lease obligations                                      (46,059)            (36,808)
Repayment of notes payable                                                   (370,408)                -
Increase in notes payable                                                         -               874,310
Increase / (Decrease) in amounts due to related parties                       605,000            (700,000)
                                                                       ---------------     ---------------
Net cash provided by financing activities                                   1,098,533            (227,136)
                                                                       ---------------     ---------------

Net Increase / (Decrease) in cash                                             (71,582)           (906,749)
Cash - beginning of period                                                     84,661           1,014,381
                                                                       ---------------     ---------------
Cash - end of period                                                   $       13,079      $      107,632
                                                                       ===============     ===============

Cash paid for interest                                                 $      143,686      $      147,427
                                                                       ===============     ===============
Cash paid for income taxes                                             $        6,327      $        4,945
                                                                       ===============     ===============


    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                          FORM 10-QSB - MARCH 31, 2003
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited, condensed, balance sheets as of December 31, 2002 and March 31, 2003 and statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002 have been prepared by IPEC Holdings Inc. ("Company") in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. The financial statements at March 31, 2003 and 2002 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary. In the opinion of management of IPEC Holdings Inc. ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2002.

      Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


NOTE 2 - INVENTORY

      As of March 31, 2003 and December 31, 2002, inventories consisted of the following:


                                                                   March 31,      December 31,
                                                                     2003             2002
                                                                     ----             ----
          Raw materials and packaging                           $     387,988    $    314,090
          Work in process                                             312,039         325,814
          Finished goods                                            2,965,991       2,454,838
          Reserve for excess and obsolete inventory                  (560,000)       (460,000)
                                                                ------------------------------
          Total Inventories                                     $   3,106,018    $  2,634,742
                                                                ==============================


NOTE 3 - COMMON STOCK

      On February 10, 2003, one of the two principal shareholders transferred 4,124,998 shares of the Company's stock to Plymouth Partners, L.P. in exchange for an interest in that limited partnership.

      On April 24, 2003, Plymouth Partners, L.P. transferred 4,024,998 shares of the Company's stock back to the same individual.

                               IPEC HOLDINGS INC.
                          FORM 10-QSB - MARCH 31, 2003
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


 NOTE 4 - SUBSEQUENT EVENTS

      In early April 2003, the Company's line of credit was increased from $3.5 million to $5.5 million.

      Also in April 2003, the Company repaid $605,000 of amounts due to related parties (advanced by one of the Company's two principal shareholders) with proceeds from borrowings under the line of credit.

      See Note 3 regarding stock transactions.

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

The following discussion of our results of operations for the three months ended March 31, 2003 should be read in conjunction with our consolidated financial statements (unaudited) and related notes included therein.

OVERVIEW

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

During the three months ended March 31, 2003, we recorded a net loss of $124,301, as compared to net income of $177,091 for the comparable period of the previous year.

While 2003 sales increased by $525,443 (20.0%) for the three-month period from the previous year, cost of goods sold for the 2003 period was significantly higher: $2,448,093 or 77.7% of sales, as compared to $1,823,239 or 69.4% of sales for 2002. The cost of resin, the raw material used to manufacture our products, increased significantly, as did other petroleum products, due to the military conflict in Iraq. We were not able to pass this increased cost to our customers during the first quarter. While we have now seen the cost of resin drop in the second quarter, it is still higher than 2002 levels. However, we were able to pass on some of the increased cost to our customers during the second quarter.

Selling expenses for the three months ended March 31, 2003 increased by $167,563 (107.6%) from the previous year due to the addition of four new service technicians and one new salesperson. Also, with an increased customer base, our salespeople and service technicians made more visits to customers, thereby increasing travel and entertainment expenses.

General and administrative expenses for the three months ended March 31, 2003 increased by $92,295 (28.4%) from the previous year. The increase is attributable to the growth of the company and the cost of complying with new regulations promulgated by the Securities and Exchange Commission. The most significant increases were due to addition of outside directors during the first quarter and the engagement of an investment banking firm. During the first quarter of 2003, we paid directors' fees of $21,500 and fees to the investment banking firm of $30,000.

Non-operating expenses increased slightly by $7,673 (5.4%) for the three months ended March 31, 2003 as compared to the previous year.

As a result, we incurred a loss before taxes for 2003 of $186,051, as compared to pre-tax income of $180,891 for 2002.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2003, we had a working capital deficiency of $2,273,621, as compared to a deficiency of $1,383,276 at December 31, 2002, due to increased accounts payable, accrued liabilities, and our bank line of credit.

Our operations used cash of $549,023 for the three months ended March 31, 2003, as compared to $68,118 in the previous year. The decrease in cash was due primarily to the loss for the period, and increases in our accounts receivable, inventory, and prepaid expenses,

During the three months ended March 31, 2003, we used $621,092 primarily for property, plant, and equipment, as compared to $611,495 during the previous year. In 2003, we paid down capital lease obligations ($46,059) and notes payable ($370,408), while borrowing an additional $910,000 on our bank line of credit and $605,000 from related parties, for net cash of $1,098,533 provided by financing activities. During the 2002 fiscal year, $227,136 was used in financing activities. We borrowed $874,310, paid down $1,064,638 on our line or credit and amounts due to related parties, and reduced capital lease obligations by $36,808.

PLAN OF OPERATIONS

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

Maintaining  IPEC's  manufacturing   readiness  requires  an  ongoing  financial
commitment for tooling, warehousing and molds. IPEC proposes the following capital expenditures through 2005:

  YEAR       DESCRIPTION                           AMOUNT             TOTALS
  ----       -----------                           ------             ------
  2003       Machinery and equipment               200,000
             Molds                                 600,000
             Alabama warehouse expansion         1,400,000
                                                 ---------
             Total 2003                                             $2,200,000

  2004       Machinery and equipment               400,000
             Molds                                 200,000
                                                 ---------
             Total 2004                                                600,000

  2005       Machinery and equipment               400,000
             Molds                                 200,000
                                                 ---------
             Total 2005                                                600,000
                                                                    ----------
             TOTAL                                                  $3,400,000
                                                                    ==========


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

              REGULATION
              S-B NUMBER                             EXHIBIT

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

               10.9         2002 Stock Option Plan (2)

               21.1         Subsidiaries of the registrant (3)

               99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             ------------------
                  (1) Incorporated   by   reference  to  the  exhibits  to   the
                      registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
                  (2) Incorporated  by   reference  to   the  exhibits  to   the
                      registrant's current report on Form 8-K dated April 15, 2002, file number 0-30721.
                  (3) Incorporated  by  reference   to  the   exhibits  to   the
                      registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

              (b)    Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IPEC HOLDINGS INC.



Date:  May 13, 2003                   By: /s/ FREDERICK W. WAKELIN, JR.
                                         ---------------------------------------
                                              Frederick W. Wakelin, Jr.
                                              Chief Financial Officer

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



Date:    May 14, 2003


                                       /s/ JOSEPH GIORDANO, JR.
                                       -----------------------------------------
                                       Joseph Giordano, Jr.
                                       President (Principal Executive Officer)

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


Date:    May 13, 2003


                                        /s/ FREDERICK W. WAKELIN, JR.
                                        ----------------------------------------
                                        Frederick W. Wakelin, Jr.
                                        Chief Financial Officer