Form 10QSB
period 2003-06-03
IPEC HOLDINGS INC
filed 2003-07-25
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  JUNE 30, 2003

Transitional Small Business Disclosure Format (check one):   Yes      No X
                                                                ----    ----

                 REFERENCE: REGULATION S-X - RULE 10-01 (A) (5)

               NOTE: FOOTNOTES TO FINANCIAL STATEMENTS HAVE BEEN
                SUBSTANTIALLY REDUCED IN RELIANCE ON ABOVE RULE

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS


                                                         June 30, 2003        December 31,
                                                          (Unaudited)            2002
                                                       ------------------  ------------------

                        Assets

 Cash                                                   $         18,290    $         84,661
 Accounts Receivable, less reserves for                        2,054,196             937,168
    bad debts of $205,000 and $157,881
    in 2003 and 2002
 Other Receivables                                                76,452              48,977
 Inventory                                                     3,255,342           2,634,742
 Prepaid Expenses                                                135,160               5,549
                                                       ------------------  ------------------
                    Current Assets                             5,539,440           3,711,097
                                                       ------------------  ------------------

 Land                                                            119,374             119,374
 Buildings and Equipment                                      17,980,591          17,122,861
 Construction In Progress                                        789,544             406,307
 Accumulated Depreciation                                     (7,026,360)         (6,196,300)
                                                       ------------------  ------------------
           Property, Plant & Equipment, Net                   11,863,149          11,452,242
                                                       ------------------  ------------------

 Patents, less accumulated amortization of                       292,120             299,395
    $87,554 and $78,702 in 2003 and 2002
 Other Assets                                                     91,324               9,173
                                                       ------------------  ------------------
                     Other Assets                                383,444             308,568
                                                       ------------------  ------------------
                     Total Assets                       $     17,786,033    $     15,471,907
                                                       ==================  ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS


                                                         June 30, 2003        December 31,
                                                          (Unaudited)            2002
                                                       ------------------  ------------------
         Liabilities and Shareholders' Equity

 Accounts Payable                                       $      1,278,158    $        800,753
 Accrued Liabilities                                             109,827             109,281
 Taxes Payable                                                    98,599              16,426
 Accrued Interest                                                 38,118              31,657
 Notes Payable - Current Portion                               1,470,257           1,416,436
 Bank Line Of Credit                                           4,880,000           2,550,000
 Capital Lease Obligation - Current Portion                      113,934             169,820
                                                        ------------------  ------------------
                  Current Liabilities                          7,988,893           5,094,373
                                                       ------------------  ------------------

 Capital Lease Obligation                                         51,783              74,642
 Notes Payable - Long Term                                     4,932,617           5,732,086
                                                       ------------------  ------------------
                 Long Term Liabilities                         4,984,400           5,806,728
                                                       ------------------  ------------------

 Deferred Income Taxes                                           188,000             148,000
                                                       ------------------  ------------------

 Preferred Stock, no par value, 1,000,000 shares
     authorized, no shares issued
 Common Stock, par value $0.001 per                                9,973               9,973
     share, 100,000,000 shares authorized,
     9,972,912 shares issued and
     outstanding at June 30, 2003
     and December 31, 2002
 Additional Paid In Capital                                    4,149,694           4,149,694
 Retained Earnings                                               465,073             263,139
                                                       ------------------  ------------------
                 Shareholders' Equity                          4,624,740           4,422,806
                                                       ------------------  ------------------
 Total Liabilities and Shareholders' Equity             $     17,786,033    $     15,471,907
                                                       ==================  ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     Three Months     Three Months       Six Months        Six Months
                                                     Ended June 30,   Ended June 30,    Ended June 30,    Ended June 30,
                                                         2003             2002              2003              2002
                                                      (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                   ----------------  ----------------  ----------------  ----------------
 Sales                                              $    4,573,317    $    4,163,131    $    7,725,919    $    6,790,290
                                                   ----------------  ----------------  ----------------  ----------------

 Operating expenses
   Cost of goods sold                                    3,173,335         2,822,997         5,621,428         4,646,236
   Selling                                                 382,347           244,345           705,690           400,125
   General and administrative                              353,873           328,043           771,201           653,076
                                                   ----------------  ----------------  ----------------  ----------------
       Operating expenses                                3,909,555         3,395,385         7,098,319         5,699,437
                                                   ----------------  ----------------  ----------------  ----------------
 Operating income                                          663,762           767,746           627,600         1,090,853
                                                   ----------------  ----------------  ----------------  ----------------

 Non-operating expense (income)
   Interest expense                                        149,660           164,174           300,846           311,601
   Other income                                             (2,383)           (3,656)           (3,680)           (8,867)
                                                   ----------------  ----------------  ----------------  ----------------
       Non-operating expenses                              147,277           160,518           297,166           302,734
                                                   ----------------  ----------------  ----------------  ----------------

 Income before taxes                                       516,485           607,228           330,434           788,119
 Income taxes                                             (190,250)         (199,400)         (128,500)         (203,200)
                                                   ----------------  ----------------  ----------------  ----------------

 Net (loss) / income                                $      326,235    $      407,828    $      201,934    $      584,919
                                                   ================  ================  ================  ================

 Average Shares of Common Stock - Basic                  9,972,912         9,972,912         9,972,912         9,901,307
                                                   ================  ================  ================  ================

 Average Shares of Common Stock - Diluted               10,407,492         9,972,912        10,425,158         9,901,307
                                                   ================  ================  ================  ================

 Basic Income (Loss) Per Share                      $         0.03    $         0.04    $         0.02    $         0.06
                                                   ================  ================  ================  ================

 Diluted Income (Loss) Per Share                    $         0.03    $         0.04    $         0.02    $         0.06
                                                   ================  ================  ================  ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          Three Months       Three Months         Six Months          Six Months
                                                          Ended June 30,     Ended June 30,     Ended June 30,       Ended June 30,
                                                              2003                2002               2003                2002
                                                           (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
                                                        -----------------   -----------------  -----------------   -----------------

Cash Flows from Operating Activities
Net Income (Loss)                                        $       326,235     $       407,828    $       201,934     $       584,919
Adjustments to reconcile net income to net
cash provided by operating activities
    Depreciation and amortization                                515,500             343,452            838,913             666,865
    Deferred taxes                                               100,000              68,500             40,000              68,500
    Common stock issued for services                                 -                   -                  -                25,000
    Capitalized interest                                         (11,000)             (4,000)           (21,500)            (12,000)
    Changes in Assets and Liabilities
      Accounts receivable                                       (500,938)           (509,876)        (1,117,028)           (947,613)
      Other receivables                                          (28,952)              7,933            (27,475)             24,135
      Inventory                                                 (149,324)             33,844           (620,600)           (476,181)
      Prepaid Expenses                                            21,018              37,652           (129,611)            (44,564)
      Other Assets                                               (83,818)                -              (82,151)                -
      Accounts payable                                           (17,093)           (225,664)           477,405             143,479
      Accrued liabilities                                        (62,749)             69,388                546             125,085
      Taxes payable                                               90,250             131,100             82,173             118,414
      Accrued interest                                            (1,039)                -                6,461                 -
                                                        -----------------   -----------------  -----------------   -----------------
Net cash provided / (used) by operating activities               198,090             360,157           (350,933)            276,039
                                                        -----------------   -----------------  -----------------   -----------------

Cash Flows from Investing Activities
Purchases of property, plant and equipment                      (598,822)           (623,372)        (1,219,467)         (1,217,233)
Investment in and development of patents                          (1,131)             (2,038)            (1,578)             (3,672)
                                                        -----------------   -----------------  -----------------   -----------------
Net cash used in investing activities                           (599,953)           (625,410)        (1,221,045)         (1,220,905)
                                                        -----------------   -----------------  -----------------   -----------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months       Three Months         Six Months          Six Months
                                                          Ended June 30,     Ended June 30,      Ended June 30,      Ended June 30,
                                                              2003                2002               2003                2002
                                                           (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
                                                        -----------------   -----------------  -----------------   -----------------

Cash Flows from Financing Activities
Borrowing on bank line of credit                               1,420,000             930,000          2,330,000             930,000
(Repayments) of bank line of credit                                  -              (460,362)               -              (825,000)
(Reduction) of capital lease obligations                         (32,686)            (30,877)           (78,745)            (67,685)
Repayment of notes payable                                           -                   -             (370,408)                -
Increase (Decrease) in notes payable                            (375,240)           (247,919)          (375,240)            626,391
(Decrease) in amounts due to related parties                    (605,000)                -                  -              (700,000)
                                                        -----------------   -----------------  -----------------   -----------------
Net cash provided / (used) by financing activities               407,074             190,842          1,505,607             (36,294)
                                                        -----------------   -----------------  -----------------   -----------------

Net Increase / (Decrease) in cash                                  5,211             (74,411)           (66,371)           (981,160)
Cash - beginning of period                                        13,079             107,632             84,661           1,014,381
                                                        -----------------   -----------------  -----------------   -----------------
Cash - end of period                                     $        18,290     $        33,221    $        18,290     $        33,221
                                                        =================   =================  =================   =================

Cash paid for interest                                   $       150,699     $       164,174    $       294,385     $       311,601
                                                        =================   =================  =================   =================
Cash paid for income taxes                               $           -       $        11,341    $         6,327     $        16,286
                                                        =================   =================  =================   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IPEC HOLDINGS INC.
                           FORM 10-QSB - JUNE 30, 2003
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of December 31, 2002 and June 30, 2003 and statements of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002 have been prepared by IPEC Holdings Inc. ("Company") in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. The financial statements at June 30, 2003 and 2002 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary. In the opinion of management of the Company, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2003.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

NOTE 2 - INVENTORY

     As of June 30, 2003 and December 31, 2002, inventories consisted of the following:

                                                                                                      December 31,
                                                                      June 30, 2003                       2002
                                                                ---------------------------    ---------------------------
Raw materials and packaging                                      $                 465,629      $                 314,090
Work in process                                                                    292,858                        325,814
Finished goods                                                                   3,076,855                      2,454,838
Reserve for obsolescence                                                          (580,000)                      (460,000)
                                                                ---------------------------    ---------------------------
Total Inventories                                                $               3,255,342      $               2,634,742
                                                                ===========================    ===========================


NOTE 3 - COMMON STOCK

     On February 10, 2003, one of the two principal shareholders transferred 4,124,998 shares of the Company's stock to Plymouth Partners, L.P. in exchange for an interest in that limited partnership.

     On April 24, 2003, Plymouth Partners, L.P. transferred 4,024,998 shares of the Company's stock back to the same individual.

NOTE 4 - OTHER MATTERS

     In early April 2003, the Company's line of credit was increased from $3.5 million to $5.5 million. All other terms and conditions of the line of credit remain the same. A portion of the increased line of credit was used to repay a shareholder loan of $605,000.

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

The following discussion of our results of operations for the three and six months ended June 30, 2003 should be read in conjunction with our consolidated financial statements (unaudited) and related notes included therein.

OVERVIEW

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

THREE MONTHS ENDED JUNE 30. Operating income for the three months ended June 30, 2003 decreased $103,984 (13.5%) from the comparable 2002 period. Sales for 2003 increased by $410,186 (9.9%) while 2003 operating expenses increased by $514,170 (15.1%). However, 2003 non-operating expenses decreased by $13,241 (8.3%). This resulted in 2003 income before taxes being $90,743 (14.9%) lower than that of the previous year.

Costs of good sold for 2003 was higher as a percentage of sales (68.4%) as compared to 2002 (67.8%) due to the increased price of the cost of resin during 2003 and the consolidation of customer accounts has lowered our average sales price. Also, selling expenses and general and administrative expenses for 2003 increased $138,002 (56.5%) and $25,830 (7.9%), respectively. These increases reflect the addition of four new service technicians and one new salesperson during 2003. We also incurred costs associated with the conversion of customers' blow mold neck tooling to accommodate our closures. Also, with an increased customer base, our salespeople and service technicians made more visits to customers, thereby increasing travel and entertainment expenses.

We accrued $190,250 of income taxes in the second quarter. As a result, net income for the three months ended June 30, 2003 is $326,235, as compared to $407,828 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30. During the six months ended June 30, 2003, we recorded net income of $201,934, as compared to net income of $584,919 for the comparable period of the previous year.

While 2003 sales increased by $935,629 (13.8%) for the six-month period from the previous year, cost of goods sold for the 2003 period was significantly higher:
$5,621,428 or 72.8% of sales, as compared to $4,646,236 or 68.4% of sales for 2002. The cost of resin, the raw material used to manufacture our products, increased significantly, as did other petroleum products, during the first quarter of the fiscal year due to the military conflict in Iraq. We were not able to pass this increased cost to our customers during the first quarter. While the cost of resin dropped in the second quarter, it was still higher than 2002 levels. However, we were able to pass on some of the increased cost to our customers during the second quarter, but our average sales price has decreased as a result of the consolidation of our customer accounts.

Selling expenses for the six months ended June 30, 2003 increased by $305,565 (76.4%) from the previous year due to the addition of four new service technicians and one new salesperson. We also incurred costs associated with the conversion of customers' blow mold neck tooling to accommodate our closures. Also, with an increased customer base, our salespeople and service technicians made more visits to customers, thereby increasing travel and entertainment expenses.

General and administrative expenses for the six months ended June 30, 2003 increased by $118,125 (18.1%) from the previous year. The increase is attributable to the growth of the company, investment banking fees and the cost of complying with new regulations promulgated by the Securities and Exchange Commission. The most significant increases were due to addition of outside directors during the first quarter and the engagement of an investment banking firm. During the first six months of 2003, we paid directors' fees of $17,000 and fees to the investment banking firm of $30,000.

Non-operating expenses decreased slightly by $5,568 (1.8%) for the six months ended June 30, 2003 as compared to the previous year.

We accrued $128,500 of income taxes for the six months ended June 30, 2003. As a result, we had pre-tax income for 2003 of $330,434, as compared to pre-tax income of $584,919 for 2002.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2003, we had a working capital deficiency of $2,449,453, as compared to a deficiency of $1,383,276 at December 31, 2002, due to increased accounts payable, taxes payable, and our bank line of credit.

Our operations used cash of $350,933 for the six months ended June 30, 2003, as compared to the previous year when our operations provided cash of $276,039. The decrease in cash provided by operations during 2003 was due primarily to the decrease in net income for during the six months ended June 30, 2003, compared to 2002, and increases in our accounts receivable, inventory, prepaid expenses, and other assets (principally receivables from equipment sales collectable beyond one year). The increase in accounts receivable is primarily due to an increase in our customer base and seasonal sales to some of our customers.

During the six months ended June 30, 2003, we used $1,219,467 primarily for property, plant, and equipment, as compared to $1,217,233 during the previous year. In 2003, we paid down capital lease obligations ($78,745) and notes payable ($370,408), while borrowing an additional $2,330,000 on our bank line of credit, for net cash of $1,505,607 provided by financing activities. A portion of funds borrowed on our line of credit were used to fund the creation of molds for a new product line, which have been included in construction in progress. During the 2002 fiscal year, $36,294 was used in financing activities. In 2002, we borrowed $930,000 on our line of credit and increased our notes payable by $626,391. We also paid down $825,000 on our line or credit, reduced amounts due to related parties by $700,000, and reduced capital lease obligations by $67,685.

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

Maintaining  IPEC's  manufacturing   readiness  requires  an  ongoing  financial
commitment for tooling, warehousing and molds. IPEC proposes the following capital expenditures through 2005:

        YEAR                 DESCRIPTION                                          AMOUNT             TOTALS
        ----                 -----------                                          ------             ------
        2003                 Machinery and equipment                             200,000
                             Molds                                               600,000
                             Alabama warehouse expansion                       1,400,000
                                                                               ---------
                             Total 2003                                                          $2,200,000

        2004                 Machinery and equipment                             400,000
                             Molds                                               200,000
                                                                               ---------
                             Total 2004                                                             600,000

        2005                 Machinery and equipment                             400,000
                             Molds                                               200,000
                                                                               ---------
                             Total 2005                                                             600,000
                                                                                                -----------
                             TOTAL                                                              $ 3,400,000
                                                                                                ===========


To provide the cash necessary to support this growth plan through 2005, IPEC anticipates that it will generate cash flow of $1.2 million from operations during the next three years. Combined with a planned equity offering of $1.9 million, this will enable IPEC to repay $3.1 million of current debt financing through 2005.

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

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Our annual meeting was held on June 3, 2003. Shareholders representing 8,367,807 shares were represented either in person or by proxy. At the meeting we elected our board of directors consisting of Joseph Giordano, Jr., Charles J. Long, Jr., Joseph
              M. Giordano, Mel Grata, Donald L. Franty, Terry L. Massaro, and Joseph J. Prischak. The votes for all of the nominees was 8,367,807; there were no votes abstaining or against.

              Our shareholders also ratified the selection of Baier & Williams, LLP as our independent auditing firm for our fiscal year ending December 31, 2003 by a positive vote of 8,367,807; there were no votes abstaining or against. See "Part II - Other Information -
              Item 5. Other Information."

ITEM 5.       OTHER INFORMATION

              Effective July 25, 2003, Baier & Williams, LLP. ("Baier & Williams") resigned as the Company's independent accountant. Baier & Williams has informed the Company that it can no longer provide audit (or audit related) services to SEC registrants in as much as the firm has chosen not to register with the Public Company Accounting Oversight Board.

              During the two most recent fiscal years and the subsequent interim period, neither the Company nor anyone on its behalf consulted any other accountant regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.

              Baier & Williams audited our financial statements for the years ended December 31, 2002, 2001 and 2000. Baier & Williams' report for such periods did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

              During the two most recent fiscal years and the subsequent interim period ending July 25, 2003, there were no disagreements with Baier & Williams on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baier & Williams, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements. In addition, there were no such events as described under Item 304 of Regulation S-B during the Company's two most recent fiscal years and the subsequent interim period ending July 25, 2003.

              A letter from Baier & Williams regarding this disclosure is filed as an exhibit to this report.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:


                  REGULATION
                  S-B NUMBER                                          EXHIBIT
                     2.1          Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (1)<F1>
                     3.1          Restated Articles of Incorporation (2)<F2>
                     3.2          Bylaws (2)<F2>
                     4.1          Description of Series A Convertible Preferred Stock (3)<F3>
                     10.1         December 23, 1998 Loan Documents with First Western Bank (3)<F3>
                     10.2         January 13, 2000 Loan Documents with First Western Bank (3)<F3>
                     10.3         January 11, 2001 Loan Documents with Sky Bank (3)<F3>
                     10.4         February 25, 2002 Loan Documents with Sky Bank (3)<F3>
                     10.5         Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000
                                  (3)<F3>
                     10.6         Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)<F3>
                     10.7         Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)<F3>
                     10.8         Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)<F3>
                     10.9         2002 Stock Option Plan (2)<F2>
                     16.1         Letter from Baier & Williams dated July 24, 2003.
                     21.1         Subsidiaries of the registrant (3)<F3>
                     99.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002
                     99.2         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002

<F1>
                  (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
<F2>
                  (2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2002, file number 0-30721.
<F3>
                  (3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

              (b)    Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IPEC HOLDINGS INC.



Date:  July 25, 2003                     By:/S/SHAWN C. FABRY
                                            --------------------------------
                                               Shawn C. Fabry
                                               Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    July 25, 2003


                                  /S/JOSEPH GIORDANO, JR.
                                  ----------------------------
                                  Joseph Giordano, Jr.
                                  President (Principal Executive Officer)

I, Shawn C. Fabry, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    July 25, 2003

                                         /S/SHAWN C. FABRY
                                         -----------------------------
                                         Shawn C. Fabry
                                         Chief Financial Officer