Form 10KSB/A
period 2002-12-31
IPEC HOLDINGS INC
filed 2003-11-14
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1


(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________  to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes : [X]    No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year:  $13,046,668


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,285,314 AS OF MARCH 26, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,972,912 SHARES OF COMMON STOCK AS OF MARCH 3, 2003

Transitional Small Business Disclosure Format (Check one):    Yes ___; No_X_

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


         FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001. Sales for fiscal 2002 decreased slightly by $17,567 (0.1%). However, the gross profit margin increased from $2,744,400 (21.1%) in 2001 to $3,604,829 (27.6%) in 2002. Selling and
general and administrative expenses increased as a percentage of sales (17.1% in 2002 as compared to 14.2% in 2001), but the increase in absolute dollars ($372,241) was substantially less than the increase in gross profit margin in absolute dollars ($860,429). As a result, net operating income increased for fiscal 2002 by $488,188 (55.3%). Non-operating expenses decreased by $187,126 (23.8%), resulting in substantially higher net income for 2002 ($696,679 in 2002 as compared to $79,365 in 2001).


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

         Maintaining   IPEC's   manufacturing   readiness  requires  an  ongoing
financial commitment for tooling, warehousing and molds. IPEC proposes the following capital expenditures through 2005:

                  YEAR       DESCRIPTION                             AMOUNT         TOTALS
                  ----       -----------                             ------         ------
                  2003       Machinery and equipment                     200,000
                             Molds                                       600,000
                             Alabama warehouse expansion               1,400,000
                                                                       ---------
                                                                                    $2,200,000

                  2004       Machinery and equipment                     400,000
                             Molds                                       200,000
                                                                       ---------
                             Total 2004                                              $ 600,000

                  2005       Machinery and equipment                     400,000
                             Molds                                       200,000
                                                                       ---------
                             Total 2005                                                600,000
                                                                                    ----------
                             TOTAL                                                  $3,400,000
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


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

------------------- --------------------------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                                                   EXHIBIT
------------------- --------------------------------------------------------------------------------------------------
       2.1          Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment
                    Corp. dated January 14, 2002 (1)<F1>
------------------- --------------------------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended (2)<F2>
------------------- --------------------------------------------------------------------------------------------------
       3.2          Bylaws (2)<F2>
------------------- --------------------------------------------------------------------------------------------------
       4.1          Description of Series A Convertible Preferred Stock (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.1         December 23, 1998 Loan Documents with First Western Bank (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.2         January 13, 2000 Loan Documents with First Western Bank (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.3         January 11, 2001 Loan Documents with Sky Bank (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.4         February 25, 2002 Loan Documents with Sky Bank (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.5         Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.6         Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.7         Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       10.8         Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)<F3>
------------------- --------------------------------------------------------------------------------------------------
       16.1         Letter from Andersen Andersen & Strong, L.L.C. (1)<F1>
------------------- --------------------------------------------------------------------------------------------------
       21.1         Subsidiaries of the registrant (3)<F3>
------------------- --------------------------------------------------------------------------------------------------

       31.1         Rule 13a(14(a) Certification of Chief Executive Officer

------------------- --------------------------------------------------------------------------------------------------

       31.2         Rule 13a(14(a) Certification of Chief Financial Officer

------------------- --------------------------------------------------------------------------------------------------

       32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 of Chief Executive Officer

------------------- --------------------------------------------------------------------------------------------------

       32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 of Chief Financial Officer

------------------- --------------------------------------------------------------------------------------------------

------------------------

<F1>
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
<F2>
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 0-30721.
<F3>
(3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IPEC HOLDINGS INC.



Date:  November 14, 2003                    By:      /S/ SHAWN C. FABRY
                                               -----------------------------
                                                     Shawn C. Fabry,
                                                     Chief Financial Officer

                               IPEC HOLDINGS, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


                                TABLE OF CONTENTS



                                                                                                                   PAGE(S)

         Report Of Independent Accountant                                                                            F-2

         Balance Sheets - December 31, 2002 and 2001                                                              F-3 - F-4

         Statements Of Operations - Years Ended December 31, 2002 and 2001                                           F-5

         Statements Of Cash Flows - Years Ended December 31, 2002 and 2001                                           F-6

         Statement of Shareholders Equity - December 31, 2002 and 2001                                               F-7

         Notes To Financial Statements - December 31, 2002 and 2001                                               F-8 - F-23


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

                  As discussed in Notes 1 and 8, the Company has restated its financial statements to reflect the issuance of 200,000 common stock warrants in November 2002.



         /S/BAIER & WILLIAMS, LLP.
         Baier & Williams, LLP.
         Rochester, New York
         January 24, 2003, except for Note 14,
           for which the date is February 20, 2003
           and except for Notes 1, 8 and 9, for which
           the date is October 30, 2003

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS



                                                        As Restated
                                                        December 31,         December 31,
                                                            2002                 2001
                                                    --------------------  ------------------
                       Assets
Cash                                                $          84,661     $      1,014,381
Accounts Receivable, less reserves for                        937,168              858,485
   bad debts of $210,000 and $140,273
   in 2002 and 2001
Other Receivables                                              48,977              100,925
Inventory                                                   2,634,742            1,849,513
Prepaid Expenses                                                5,549               36,288
                                                    ------------------   ------------------
                    Current Assets                          3,711,097            3,859,592
                                                    ------------------   ------------------

Land                                                          119,374              110,036
Buildings and Equipment                                    17,122,861           14,005,019
Construction In Progress                                      406,307            1,273,512
Accumulated Depreciation                                   (6,196,300)          (4,720,668)
                                                    ------------------   ------------------
            Property, Plant & Equipment, Net               11,452,242           10,667,899
                                                    ------------------   ------------------

Patents, less accumulated amortization of                     299,395              320,771
   $78,702 and $55,791 in 2002 and 2001
Other Assets                                                    9,173                3,868
                                                    ------------------   ------------------
                Other Assets                                  308,568              324,639
                                                    ------------------   ------------------
                Total Assets                        $      15,471,907    $      14,852,130
                                                    ==================   ==================


                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS

                                                        As Restated
                                                        December 31,         December 31,
                                                            2002                 2001
                                                     ------------------   -----------------
        Liabilities and Shareholders' Equity

Accounts Payable                                     $        800,753     $        778,662
Accrued Liabilities                                           109,281               73,085
Taxes Payable                                                  16,426               25,055
Accrued Interest                                               31,657                6,085
Notes Payable - Current Portion                             1,416,436            2,990,727
Bank Line Of Credit                                         2,550,000            2,260,000
Capital Lease Obligation - Current Portion                    169,820              147,889
                                                     -----------------   ------------------
                Current Liabilities                         5,094,373            6,281,503
                                                     -----------------   ------------------

Capital Lease Obligation                                       74,642              221,282
Notes Payable - Long Term                                   5,732,086            4,096,418
Amounts Due to Related Parties                                    -                700,000
                                                     -----------------   ------------------
               Long Term Liabilities                        5,806,728            5,017,700
                                                     -----------------   ------------------

Deferred Income Taxes                                          69,000                  -
                                                     -----------------   ------------------

Preferred Stock, no par value, 25,000,000 shares                  -                    -
    authorized, no shares issued
Common Stock, par value $0.001 per                              9,973                9,490
    share, 100,000,000 shares authorized,
    9,972,912 and 9,489,796 shares issued
    and outstanding at December 31, 2002
    and December 31, 2001, respectively
Additional Paid In Capital                                  4,376,894            4,125,177
Retained Earnings (Deficit)                                   114,939             (581,740)
                                                     -----------------   ------------------
               Shareholders' Equity                         4,501,806            3,552,927
                                                     -----------------   ------------------
Total Liabilities and Shareholders' Equity           $     15,471,907    $      14,852,130
                                                     =================   ==================



                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS


                                                   Year Ended December 31,
                                                  2002 As
                                                  Restated            2001
                                              ----------------  ----------------

Sales                                         $    13,046,668   $    13,029,101
                                              ----------------  ----------------

Operating expenses
   Cost of goods sold                               9,441,839        10,284,701
   Selling                                            773,531           789,487
   General and administrative                       1,460,404         1,072,207
                                              ----------------  ----------------
       Operating expenses                          11,675,774        12,146,395
                                              ----------------  ----------------
Operating income                                    1,370,894           882,706
                                              ----------------  ----------------

Non-operating expense (income)
   Interest expense                                   616,366           802,095
   Other income                                       (17,151)          (15,754)
                                              ----------------  ----------------
       Non-operating expenses, net                    599,215           786,341
                                              ----------------  ----------------

Income before taxes                                   771,679            96,365
Income taxes                                           75,000            17,000
                                              ----------------  ----------------

Net income                                    $       696,679   $        79,365
                                              ================  ================

Average Shares of Common Stock - Basic              9,934,356         8,387,729
                                              ================  ================

Average Shares of Common Stock - Diluted           10,142,946         8,880,037
                                              ================  ================

Basic Income Per Share                        $          0.07   $          0.01
                                              ================  ================

Diluted Income Per Share                      $          0.07   $          0.01
                                              ================  ================



              Includes reclassifications for comparative purposes.

                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                             2002 - As
                                                             Restated                2001
                                                         ------------------   -----------------
Cash Flows from Operating Activities
Net Income                                               $        696,679     $        79,365
Adjustments to reconcile net income to net cash
provided by operating activities
    Depreciation and amortization                               1,498,685           1,260,265
    Deferred Taxes                                                 69,000                 -
    Common stock issued for services                               25,000                 -
    Common stock warrants issued for services                     227,200                 -
    Capitalized interest                                          (37,000)            (36,500)
    Changes in Assets and Liabilities
      Accounts receivable                                         (78,683)             90,432
      Other receivables                                            51,948               7,110
      Inventory                                                  (785,229)            888,668
      Prepaid Expenses                                             30,739             (30,739)
      Other Assets                                                    -                   517
      Accounts payable                                             22,092            (541,842)
      Accrued liabilities                                          36,196             (58,080)
      Taxes payable                                                (8,629)             12,055
      Accrued interest                                             25,572                 -
                                                         -----------------    ----------------
Net cash provided by operating activities                       1,773,570           1,671,251
                                                         -----------------    ----------------

Cash Flows from Investing Activities
Purchases of property, plant and equpment                      (2,223,117)         (1,194,704)
Disposals of property, plant and equipment                            -                31,772
Investment in and development of patents                           (6,841)             (2,167)
                                                         -----------------    ----------------
Net cash used in investing activities                          (2,229,958)         (1,165,099)
                                                         -----------------    ----------------

Cash Flows from Financing Activities
Issuance of common stock                                              -             1,295,244
(Repurchase) of preferred stock                                       -            (1,000,000)
Borrowing on bank line of credit                                2,816,402           2,725,596
(Repayments) of bank line of credit                            (2,526,402)         (3,536,569)
(Reduction) of capital lease obligations                         (124,709)           (146,138)
Increase in notes payable                                          61,377             808,447
(Decrease) Increase in amounts due to related parties            (700,000)            350,000
                                                         -----------------    ----------------
Net cash provided by financing activities                        (473,332)            496,580
                                                         -----------------    ----------------

Net (Decrease) / Increase  in cash                               (929,720)          1,002,732
Cash - beginning of period                                      1,014,381              11,649
                                                         -----------------    ----------------
Cash - end of period                                     $         84,661     $     1,014,381
                                                         =================    ================

Cash paid for interest                                   $        590,794     $       802,095
                                                         =================    ================
Cash paid for income taxes                               $         14,629     $         4,945
                                                         =================    ================



                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2002 (AS RESTATED) AND 2001



                                            Preferred        Common       Common                                   Additional
                                             Shares          Shares        Stock       Preferred       Common       Paid In
                                           Outstanding     Outstanding    Warrants       Stock          Stock       Capital
                                           --------------------------------------------------------------------------------------

Balance at January 1, 2001                  1,000,000       8,295,890                 $ 1,000,000    $   8,296    $  2,831,137

Repurchase of Preferred Stock              (1,000,000)                                 (1,000,000)
Sale of Common Stock                                        1,193,906                                    1,194       1,294,040
Net Income
                                          ---------------------------------------------------------------------------------------

Balance at December 31, 2001                      -         9,489,796                         -          9,490       4,125,177

Stock issued in connection with
  reverse merger                                              465,000                                      465            (465)
Issuance of Common Stock for services                          18,116                                       18          24,982
Issuance of Common Stock Warrants for
  services                                                                 200,000                                     227,200
Net Income
                                          ---------------------------------------------------------------------------------------

Balance at December 31, 2002-As Restated          -         9,972,912      200,000    $       -      $   9,973    $  4,376,894
                                          =======================================================================================





                                             Retained
                                             (Deficit)        Total
                                           ----------------------------
Balance at January 1, 2001                 $  (661,105)   $  3,178,318
                                                                   -
Repurchase of Preferred Stock                               (1,000,000)
Sale of Common Stock                                         1,295,244
Net Income                                      79,365          79,365
                                           ----------------------------

Balance at December 31, 2001                  (581,740)      3,552,927

Stock issued in connection with
  reverse merger                                                   -
Issuance of Common Stock for services                           25,000
Issuance of Common Stock Warrants for
  services                                                     227,200
Net Income                                     696,679         696,679
                                           ----------------------------

Balance at December 31, 2002-As Restated   $   114,939    $  4,501,806
                                           ============================



                 See accompanying notes to financial statements.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1.  RESTATEMENT OF FINANCIAL STATEMENTS



         The accompanying financial statements as of December 31, 2002 and for the year then ended have been restated from those previously issued to account for the issuance of 200,000 common stock warrants in November 2002, net of tax effects. The restatement decreased the net income for the fourth quarter and year ended December 31, 2002 by $148,200 and the basic net income per share by $0.01.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

         On January 14, 2002, the Company entered into a share exchange agreement to acquire the International Plastics & Equipment Corp. See
         Note 3.

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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

         Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                         Depreciable Life
                     Asset                                    Years
         -------------------------------------       ----------------------
         Buildings                                             40
         Machinery and equipment                             5 - 10
         Office furniture and equipment                         7

         Depreciation on leased assets is included in depreciation expense.

         Depreciation charged to operations was approximately $1,475,800 and $1,295,800 for the years ended December 31, 2002 and 2001, respectively. Of those amounts, approximately $1,420,000 and 1,247,400, respectively, were included in cost of goods sold.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


         INTANGIBLE ASSETS


         The Company's intangible assets include finite-lived patents that are amortized over the shorter of their legal or estimated useful lives. Amortization expense for these intangible assets was $21,900 and $28,300 for 2002 and 2001, respectively. The anticipated annual amortization expense for these intangible assets is $25,000 for 2003 and $26,000 for each fiscal year 2004, 2005, 2006, 2007 and 2008.


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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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


         Diluted net income per share reflects the potential dilution that could occur from the exercise of stock options. The deemed exercise of common stock warrants has not been included in the calculation since the effects are anti-dilutive.


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



NOTE 3. BUSINESS COMBINATION


         On January 28, 2002, the Company closed on a share exchange agreement that resulted in the acquisition of International Plastics & Equipment Corp ("IPEC"). In connection with this share exchange agreement, IPEC became a wholly owned subsidiary of the Company and issued 9,489,796 shares of its common stock to the shareholders of the Company.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

         Also, see Note 9 regarding income taxes.



NOTE 4. INVENTORIES


         Inventories at December 31, 2002 and 2001 are comprised of the following:

                                              December 31,      December 31,
                                                  2002              2001
                                            --------------     ---------------
         Raw materials and packaging        $     314,090      $      247,798
         Work in process                          325,814             316,475
         Finished goods                         2,454,838           1,785,240
         Reserve for obsolescence and            (460,000)           (500,000)
           temporary decline in market
           value
                                            --------------     ---------------
         Total Inventories                  $   2,634,742      $    1,849,513
                                            ==============     ===============



         The portion of the reserve for obsolescence and temporary decline in market value related solely to obsolescence was $460,000 and $300,000 in 2002 and 2001, respectively.



NOTE 5. LINE OF CREDIT


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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 6.  LONG-TERM DEBT


         Long-Term Debt at December 31, 2002 and 2001 are comprised of the following:

                                                                             2002                2001
                                                                       --------------      --------------
         7.90% note due January 1, 2006, payable in monthly            $     676,019       $     865,652
         installments, secured by equipment

         7.90% note due January 1, 2006, payable in monthly                  443,297             570,272
         installments, secured by equipment

         7.90% note due May 1, 2006, payable in monthly                      492,991             616,214
         installments, secured by equipment

         7.50% variable interest rate note, due January 1, 2012,             886,922             952,887
         payable in monthly installments, secured by real property

         7.50% variable interest rate note, due July 1, 2005,              1,017,073           1,441,633
         payable in monthly installments, secured by molds

         7.75% note due January 15, 2005, payable in monthly                 541,218             740,487
         istallments, secured by a general assignment of all assets

         4.25% variable note due December 15, 2005, payable in             1,900,000                 -
         monthly installments of $19,792 with a final payment of
         approximately $1,414,200 at termination, secured by
         general business assets and cross collateralized with
         other notes payable

         9.50% promissory note, due July 1, 2002, interest paid                                1,900,000
         monthly, secured by general business assets and cross
         collateralized with other notes payable

         7.0% variable interest rate note, due August 15, 2017,            1,135,383                 -
         payable in monthly installments, secured by the
         Company's warehouse expansion

         6.29 - 6.98% notes, due October, 2005 - June, 2007,                  55,619                 -
         payable in monthly installments, secured by Company
         vehicles
                                                                       --------------      --------------

         Subtotal                                                          7,148,522           7,087,145
         Less - current portion of long-term debt                         (1,416,436)         (2,990,727)
                                                                       --------------      --------------

                                                                       $   5,732,086       $   4,096,418
                                                                       ==============      ==============


         With the exception of the notes secured by Company vehicles, these notes are all payable to the same bank. In connection with these borrowings, the Company has agreed to certain covenants, including maintenance of a defined tangible net worth of not less than $1,000,000, maintenance of a defined leverage ratio not greater than
         3.5 to 1 (i.e., the ratio of total liabilities to tangible net worth with debt subordinated in favor of the bank deemed as equity), and maintenance of a debt service coverage ratio of 1.2 to 1.

         Payments on long-term debt in future years are as follows:

                         Calendar Year                 Debt Reduction
              -------------------------------------  --------------------
                              2003                           $ 1,416,436
                              2004                             1,526,177
                              2005                             2,465,817
                              2006                               201,213
                              2007                               158,481
                        2008 and Beyond                        1,380,398
                                                     --------------------
                      Total Debt Reduction                   $ 7,148,522
                                                     ====================


NOTE 7.  PREFERRED STOCK


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

         The repurchase agreement includes a provision for a one-time additional payment to be made by the Company to the holder of the preferred stock should, before March 28, 2004, the Company's capital structure change as a result of an infusion of additional equity. The amount of the payment is $50,000 if the capital infusion reaches $2,000,000 and a prorata payment up to $150,000 for up to $4,000,000 of capital infusion. The sale of common stock in calendar year 2001 described in
         Note 8 did not obligate the Company to make this one-time additional payment.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 8.  COMMON STOCK


         The Company has a single class of Common Stock, par value $.001. See
         Note 3 for information regarding a business combination accounted for as a reverse merger.

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


         At December 31, 2002, the company has one stock-based employee compensation plan (described above). The company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


             ------------------------------------------------------- ---------------------------------
                                                                          Year Ended December 31
             ------------------------------------------------------- ---------------------------------
                                                                           2002             2001
                                                                           ----             ----
             ------------------------------------------------------- ----------------- ---------------

             Net income, as reported                                       $ 676,679         $79,365
             ------------------------------------------------------- ----------------- ---------------

             Deduct:  Total stock-based employee                            (341,361)              -
                 compensation expense determined under fair value
                 based method for all awards, net of related
                 tax effects
             ------------------------------------------------------- ----------------- ---------------

             Pro forma net income                                          $ 335,318        $ 79,365
             ------------------------------------------------------- ================= ===============

             ------------------------------------------------------- ----------------- ---------------
             Earnings per share:
             ------------------------------------------------------- ----------------- ---------------
                      Basic--as reported                                        $0.07           $0.01
             ------------------------------------------------------- ================= ===============
                      Basic--pro forma                                          $0.04           $0.01
             ------------------------------------------------------- ================= ===============

             ------------------------------------------------------- ----------------- ---------------
                      Diluted--as reported                                      $0.07           $0.01
             ------------------------------------------------------- ================= ===============
                      Diluted--pro forma                                        $0.04           $0.01
             ------------------------------------------------------- ================= ===============



         On November 14, 2002, the Company issued 200,000 common stock warrants to its investment advisor for services received. Each warrant allows the purchase of one share of common stock for $5.00 and all of the warrants vest immediately. The aggregate fair value of these warrants was calculated to be $227,200 using the Black-Scholes option-pricing model with the following assumptions: market value of stock $5.00; dividend yield 0%; expected volatility of 20%; risk-free interest rate of 3.75%; and expected life of 4 years.



         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's stock options and warrants have characteristics significantly different from those of unrestricted traded options.



         The deemed exercise of the vested stock options has been included in the calculation of diluted earnings per share for year ended December 31, 2002 based on the average market value per share during the period the option was outstanding and the option exercise price per share. The deemed exercise of common stock warrants has not been included in the calculation since the effects are anti-dilutive.



         Two individuals who are officers and directors of the Company own approximately 82% of the shares of the Company's common stock, in substantially equal amounts (however, see Note 15).

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


         On December 31, 2001, IPEC sold 1,193,906 shares (restated for the effect of the share exchange described in Note 3) of its common stock for aggregate cash proceeds of $1,295,235. The shares of stock were issued without registration in reliance on an exemptions in federal securities laws that permit issuance of stock without registration of the securities.


         See Note 3 regarding a business combination occurring in January 2002.




NOTE 9.  INCOME TAXES


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

         The components of the provision for income taxes were as follows:


                                                Year ended     Year ended
                                               December 31,   December 31,
                                                   2002           2001
                                              -----------------------------


         Federal Income Taxes
         Current provision                    $       -       $        -
         Deferred provision                        62,500              -
         State and other income taxes
           Current provision                        6,000           17,000
           Deferred provision                       6,500              -
                                              -----------------------------
         Total                                $    75,000     $     17,000
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

         The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


                                                Year ended       Year ended
                                               December 31,     December 31,
                                                   2002             2001
                                              ------------------------------


Taxes at the statutory rate                    $    236,871    $     26,984
Increase (reduction) in taxes from:
  State and other income taxes,                      12,500          17,000
  Use of Net Operating Loss Carryforwards          (174,371)        (26,984)
                                              ------------------------------

Provision for income taxes                     $     75,000    $     17,000
                                              =============================




NOTE 10.  LEASES


         OPERATING LEASES

         The Company leases certain manufacturing equipment under operating leases expiring at various dates through 2004. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

         Total lease expense amounted to $63,300 and $76,100 in 2002 and 2001.

         CAPITAL LEASES

         The Company leases a building and certain manufacturing and office equipment under capital leases expiring at various dates through 2007.

         The asset value and related liability for capital leases have been reflected in the statement of financial position as follows:


                                                      2002           2001
                                                 ------------   -------------
         Asset Value                             $   884,118    $    857,312
         Less - Accumulated Depreciation            (229,565)       (174,470)
                                                 ------------   -------------
              Net Book Value                     $   654,553    $    682,842
                                                 ============   =============

           Capital Lease Obligation              $   244,462    $    369,171
                                                 ============   =============

         Approximately $55,100 and $89,000 have been charged against operations for depreciation and interest associated with capital leases in 2002 and 2001, respectively.

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


         FUTURE MINIMUM LEASE PAYMENTS

         Minimum lease payments required for future years are as follows:



                                           Operating      Capital
           Calendar Year                    Leases        Leases
         --------------------             -----------   -----------
               2003                           28,839       170,376
               2004                           26,762        83,427
               2005                           14,144         9,047
               2006                              -           8,628
               2007                              -           4,314
          2008 and Beyond                        -             -
                                          -----------   -----------
         Total Future Lease Payments      $   69,745    $  275,792
                                          ===========
           Less - Interest Portion                        (31,330)
                                                        ----------
          Capital Lease Obligation                      $  244,462
                                                        ===========



NOTE 11. EARNINGS PER SHARE


         Earnings per share have been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002 and 2001:

                                                                                 2002              2001
                                                                            ---------------   ---------------

         Net income                                                            $  696,679      $     79,365

                                                                            ===============   ===============

         Weighted average shares outstanding for basic earnings per share       9,934,356         8,387,729
                                                                            ===============   ===============


         Basic earnings (loss) per share                                            $0.07             $0.01

                                                                            ===============   ===============

         Adjustment to weighted average shares outstanding for
           - deemed preferred stock conversions                                       -             492,308
           - exercise of vested stock options                                     208,590               -
                                                                            ---------------   ---------------
         Increase in weighted average shares outstanding                          208,590           492,308
                                                                            ===============   ===============


         Diluted earnings (loss) per share                                          $0.07             $0.01

                                                                            ===============   ===============


                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 12.  RELATED PARTIES


         Related party transactions are primarily with the following entities, related to the Company by common ownership:

         o Giordano Construction Co., Inc., for which the Company fabricates certain products and from which the Company obtains building and construction services.

         o     L&G Properties, from which the Company leases equipment.

         These related party transactions consist of the following:

                                                                 2002            2001
                                                                 ----            ----
         Transactions with Giordano Construction Co., Inc.
            Sales                                              $  4,153         $  41,862
                                                             ==========      ============
            Purchases                                               $ -               $ -
                                                             ==========      ============

         Transactions with L&G Leasing
            Leasing of Equipment                               $ 56,050         $  59,900
                                                             ==========      ============


         The Company had $700,000 payable to one of its two principal stockholders as of December 31, 2001 and the balance outstanding was paid prior to the merger described in Note 3, above.


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


         See Note 15.




NOTE 13.  EMPLOYEE BENEFIT PLANS


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

                               IPEC HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 14.  SEGMENT INFORMATION


         The Company's primary operations are in a single business segment and substantially all assets and operations are located in the United States of America (see Note 2).

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



NOTE 15. SUBSEQUENT EVENTS


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