Form 10QSB/A
period 2003-03-31
IPEC HOLDINGS INC
filed 2003-11-14
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from ________________ to ______________

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


         NORTHGATE INDUSTRIAL PARK, 185 NORTHGATE CIRCLE, P.O. BOX 5311
                         NEW CASTLE, PENNSYLVANIA 16105

                    (Address of principal executive offices)

                                 (800) 377-4732
                           (Issuer's telephone number)


    RD #3, BOX 7-A, NORTHGATE INDUSTRIAL PARK, NEW CASTLE, PENNSYLVANIA 16105

              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                 MARCH 31, 2003

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS

                                              March 31, 2003
                                                As Restated      December 31,
                                                (Unaudited)          2002
                                             ---------------    --------------

                  Assets
 Cash                                        $       13,079     $      84,661
 Accounts Receivable, less reserves for           1,553,258           937,168
    bad debts of $172,187 and $157,881
    in 2003 and 2002
 Other Receivables                                   47,500            48,977
 Inventory                                        3,106,018         2,634,742
 Prepaid Expenses                                   156,178             5,549
                                             ---------------    --------------
               Current Assets                     4,876,033         3,711,097
                                             ---------------    --------------

 Land                                               119,374           119,374
 Buildings and Equipment                         17,399,278        17,122,861
 Construction In Progress                           844,698           406,307
 Accumulated Depreciation                        (6,600,988)       (6,196,300)
                                             ---------------    --------------
      Property, Plant & Equipment, Net           11,762,362        11,452,242
                                             ---------------    --------------

 Patents, less accumulated amortization of          297,636           299,395
    $81,608 and $78,702 in 2003 and 2002
    Deferred Income Taxes
 Other Assets                                         7,324             9,173
                                             ---------------    --------------
                Other Assets                        304,960           308,568
                                             ---------------    --------------
                Total Assets                 $   16,943,355     $  15,471,907
                                             ===============    ==============



    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS



                                              March 31, 2003
                                                As Restated      December 31,
                                                (Unaudited)          2002
                                             ----------------   --------------
    Liabilities and Shareholders' Equity

 Accounts Payable                            $    1,295,251     $     800,753
 Accrued Liabilities                                172,576           109,281
 Taxes Payable                                        8,349            16,426
 Accrued Interest                                    39,157            31,657
 Notes Payable - Current Portion                  1,443,089         1,416,436
 Bank Line Of Credit                              3,460,000         2,550,000
 Capital Lease Obligation - Current Portion         126,232           169,820
 Amounts Due to Related Parties                     605,000
                                             ---------------    --------------
            Current Liabilities                   7,149,654         5,094,373
                                             ---------------    --------------

 Capital Lease Obligation                            72,171            74,642
 Notes Payable - Long Term                        5,335,025         5,732,086
                                             ---------------    --------------
           Long Term Liabilities                  5,407,196         5,806,728
                                             ---------------    --------------

 Deferred Income Taxes                                9,000            69,000
                                             ---------------    --------------

 Preferred Stock, no par value, 1,000,000
   shares authorized, no shares issued
 Common Stock, par value $0.001 per                   9,973             9,973
     share, 100,000,000 shares authorized,
     9,972.909 shares issued and
     outstanding at March 31, 2003
     and December 31, 2002
 Additional Paid In Capital                       4,376,894         4,376,894
 Retained (Deficit) / Earnings                       (9,362)          114,939
                                             ---------------    --------------
            Shareholders' Equity                  4,377,505         4,501,806
                                             ---------------    --------------
 Total Liabilities and Shareholders' Equity  $   16,943,355     $  15,471,907
                                             ===============    ==============




     The accompanying notes are an integral part of the financial statements

                               IPEC HOLDINGS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three Months       Three Months
                                               Ended March        Ended March
                                                 31, 2003           31, 2002
                                               (Unaudited)        (Unaudited)
                                             ---------------     --------------

 Sales                                       $    3,180,573      $   2,700,042
                                             ---------------     --------------

 Operating expenses
   Cost of goods sold                             2,476,064          1,896,122
   Selling                                          323,343            155,780
   General and administrative                       417,328            325,033
                                             ---------------     --------------
       Operating expenses                         3,216,735          2,376,935
                                             ---------------     --------------
 Operating income                                   (36,162)           323,107
                                             ---------------     --------------

 Non-operating expense (income)
   Interest expense                                 151,186            147,427
   Other income                                      (1,297)            (5,211)
                                             ---------------     --------------
       Non-operating expenses                       149,889            142,216
                                             ---------------     --------------

 Income before taxes                               (186,051)           180,891
 Income taxes                                        61,750             (3,800)
                                             ---------------     --------------

 Net (loss) / income                         $     (124,301)     $     177,091
                                             ===============     ==============

 Average Shares of Common Stock - Basic           9,972,912          9,847,604
                                             ===============     ==============

 Average Shares of Common Stock - Diluted        10,253,559          9,847,604
                                             ===============     ==============

 Basic Income (Loss) Per Share               $        (0.01)     $        0.02
                                             ===============     ==============

 Diluted Income (Loss) Per Share             $        (0.01)     $        0.02
                                             ===============     ==============



                      Reclassified for Comparative Purposes

    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                 Three Months     Three Months
                                                                 Ended March      Ended March
                                                                   31, 2003        31, 2002
                                                                 (Unaudited)      (Unaudited)
                                                               ---------------  ---------------
Cash Flows from Operating Activities
Net Income (Loss)                                              $    (124,301)   $     177,091
Adjustments to reconcile net income to net cash
provided by operating activities
    Depreciation and amortization                                    323,413          323,413
    Deferred taxes                                                   (60,000)
    Common stock issued for services                                     -             25,000
    Capitalized interest                                             (10,500)           8,000
    Changes in Assets and Liabilities
      Accounts receivable                                           (616,090)        (437,737)
      Other receivables                                                1,477           16,202
      Inventory                                                     (471,276)        (510,025)
      Prepaid Expenses                                              (150,629)         (82,216)
      Other Assets                                                     1,667              -
      Accounts payable                                               494,498          369,143
      Accrued liabilities                                             63,295           55,697
      Taxes payable                                                   (8,077)         (12,686)
      Accrued interest                                                 7,500              -
                                                               --------------   --------------
Net cash provided by operating activities                           (549,023)         (68,118)
                                                               --------------   --------------

Purchases of property, plant and equpment                           (620,645)        (609,861)
Investment in and development of patents                                (447)          (1,634)
                                                               --------------   --------------
Net cash used in investing activities                               (621,092)        (611,495)
                                                               --------------   --------------

Borrowing on bank line of credit                                     910,000              -
(Repayments) of bank line of credit                                      -           (364,638)
(Reduction) of capital lease obligations                             (46,059)         (36,808)
Repayment of notes payable                                          (370,408)             -
Increase in notes payable                                                -            874,310
Increase / (Decrease) in amounts due to related parties              605,000         (700,000)
                                                               --------------   --------------
Net cash provided by financing activities                          1,098,533         (227,136)
                                                               --------------   --------------

Net Increase / (Decrease) in cash                                    (71,582)        (906,749)
Cash - beginning of period                                            84,661        1,014,381
                                                               --------------   --------------
Cash - end of period                                           &      13,079    $     107,632
                                                               ==============   ==============

Cash paid for interest                                         $     143,686    $     147,427
                                                               ==============   ==============
Cash paid for income taxes                                     $       6,327    $       4,945
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


NOTE 2 - INVENTORY

     As of March 31, 2003 and December 31, 2002, inventories consisted of the following:


     As of March 31, 2003 and December 31, 2002, inventories consisted of the following:

                                                  March 31,    December 31,
                                                    2003          2002
                                                    ----          ----
     Raw materials and packaging                $   387,988   $   314,090
     Work in process                                312,039       325,814
     Finished goods                               2,965,991     2,454,838
     Reserve for excess and obsolete inventory     (560,000)     (460,000)
                                                --------------------------
     Total Inventories                          $ 3,106,018   $ 2,634,742
                                                ==========================

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

                               IPEC HOLDINGS INC.
                          FORM 10-QSB - MARCH 31, 2003
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS



     The Company has a single stock-based compensation plan: the Stock Option Plan. In accounting for its stock-based compensation plan, the Company applies the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three month periods ended March 31, 2003 and 2002 in accordance with the fair-value-based method prescribed by SFAS 123, "Accounting for Stock-Based Compensation" and amended by SFAS 148, "Accounting for Stock-Based
     Compensation - Transition and Disclosure." These amounts may not be representative of future years' amounts, as options vest over several years and additional awards may be made under the plan.




                                               Three Months    Three Months
                                                Ended June      Ended June
                                                 30, 2003        30, 2002

       Net (loss) / income as reported        $  (124,301)    $    177,091

       Less: Compensation expense
       determined under fair value
       based method for all awards, net
       of tax effects                             (28,689)               -
                                              ------------    -------------

       Pro forma net (loss) / income          $  (152,990)    $    177,091
                                              ============    =============

       Pro forma - Basic and diluted
       net (loss) / income per share:
         As reported                          $     (0.01)    $       0.02
                                              ============    =============
         Pro forma                            $     (0.02)    $       0.02
                                              ============    =============




 NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS



     The financial statements as of December 31, 2002 and for the year then ended have been restated from those previously issued to account for the issuance of 200,000 common stock warrants in November 2002, net of tax effects. The restatement decreased the net income for the year ended December 31, 2002 by $148,200. Accordingly, the opening balances for the financial statements at March 31, 2003 and for the three months then ended have been restated.

                               IPEC HOLDINGS INC.
                          FORM 10-QSB - MARCH 31, 2003
                               NOTES TO UNAUDITED
                              FINANCIAL STATEMENTS


 NOTE 5 - SUBSEQUENT EVENTS

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


While 2003 sales increased by $480,531 (17.8%) for the three-month period from the previous year, cost of goods sold for the 2003 period was significantly higher: $2,476,064 or 77.8% of sales, as compared to $1,896,122 or 70.2% of sales for 2002. The cost of resin, the raw material used to manufacture our products, increased significantly, as did other petroleum products, due to the military conflict in Iraq. We were not able to pass this increased cost to our customers during the first quarter. While we have now seen the cost of resin drop in the second quarter, it is still higher than 2002 levels. However, we were able to pass on some of the increased cost to our customers during the second quarter.


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

                  REGULATION
                  S-B NUMBER                                          EXHIBIT
                     10.3         January 11, 2001 Loan Documents with Sky Bank (3)<F3>
                     10.4         February 25, 2002 Loan Documents with Sky Bank (3)<F3>
                     10.5         Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000
                                  (3)<F3>
                     10.6         Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)<F3>
                     10.7         Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)<F3>
                     10.8         Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)<F3>
                     10.9         2002 Stock Option Plan (2)<F2>
                     21.1         Subsidiaries of the registrant (3)<F3>


                     31.1         Rule 13a-14(a) Certification of Chief Executive Officer


                     31.2         Rule 13a-14(a) Certification of Chief Financial Officer


                     32.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002


                     32.2         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002


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

                                         IPEC HOLDINGS INC.



Date:  November 14, 2003                 By:      /S/ SHAWN C. FABRY
                                            -------------------------------
                                                  Shawn C. Fabry
                                                  Chief Financial Officer