Form 10QSB/A
period 2003-06-30
IPEC HOLDINGS INC
filed 2003-11-14
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         State the number of shares outstanding of each of the issuer's classes of common equity,as of the latest practicable date:

            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                  JUNE 30, 2003

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS

                                                June 30, 2003 -
                                                  As Restated       December 31,
                                                  (Unaudited)          2002
                                                ---------------    -------------

                        Assets
Cash                                            $       18,290     $     84,661
Accounts Receivable, less reserves for               2,054,196          937,168
   bad debts of $205,000 and $157,881
   in 2003 and 2002
Other Receivables                                       76,452           48,977
Inventory                                            3,255,342        2,634,742
Prepaid Expenses                                       135,160            5,549
                                                ---------------    -------------
                     Current Assets                  5,539,440        3,711,097
                                                ---------------    -------------

Land                                                   119,374          119,374
Buildings and Equipment                             17,980,591       17,122,861
Construction In Progress                               789,544          406,307
Accumulated Depreciation                            (7,026,360)      (6,196,300)
                                                ---------------    -------------
           Property, Plant & Equipment, Net         11,863,149       11,452,242
                                                ---------------    -------------

Patents, less accumulated amortization of              292,120          299,395
   $87,554 and $78,702 in 2003 and 2002
Other Assets                                            91,324            9,173
                                                ---------------    -------------
               Other Assets                            383,444          308,568
                                                ---------------    -------------
               Total Assets                     $   17,786,033     $ 15,471,907
                                                ===============    =============



    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS, INC.
                                 BALANCE SHEETS




                                                  June 30, 2003 -
                                                   As Restated      December 31,
                                                   (Unaudited)          2002
                                                  --------------   -------------
         Liabilities and Shareholders' Equity

Accounts Payable                                  $   1,278,158    $     800,753
Accrued Liabilities                                     109,827          109,281
Taxes Payable                                            98,599           16,426
Accrued Interest                                         38,118           31,657
Notes Payable - Current Portion                       1,470,257        1,416,436
Bank Line Of Credit                                   4,880,000        2,550,000
Capital Lease Obligation - Current Portion              113,934          169,820
                                                  -------------    -------------
                Current Liabilities                   7,988,893        5,094,373
                                                  -------------    -------------

Capital Lease Obligation                                 51,783           74,642
Notes Payable - Long Term                             4,932,617        5,732,086
                                                  -------------    -------------
              Long Term Liabilities                   4,984,400        5,806,728
                                                  -------------    -------------

Deferred Income Taxes                                   109,000           69,000
                                                  -------------    -------------

Preferred Stock, no par value, 1,000,000 shares
   authorized, no shares issued
Common Stock, par value $0.001 per                        9,973            9,973
   share, 100,000,000 shares authorized,
   9,972,912 shares issued and
   outstanding at June 30, 2003
   and December 31, 2002
Additional Paid In Capital                            4,376,894        4,376,894
Retained Earnings                                       316,873          114,939
                                                  -------------    -------------
               Shareholders' Equity                   4,703,740        4,501,806
                                                  -------------    -------------
Total Liabilities and Shareholders' Equity        $  17,786,033    $  15,471,907
                                                  =============    =============



     The accompanying notes are an integral part of the financial statements

                               IPEC HOLDINGS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Three Months      Three Months        Six Months        Six Months
                                          Ended June 30,    Ended June 30,     Ended June 30,    Ended June 30,
                                              2003              2002               2003              2002
                                           (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
                                          --------------    --------------     --------------    --------------
Sales                                     $   4,613,332     $   4,247,169      $   7,793,905     $   6,947,211
                                          --------------    --------------     --------------    --------------

Operating expenses
   Cost of goods sold                         3,213,350         2,907,035          5,689,414         4,803,157
   Selling                                      382,347           244,345            705,690           400,125
   General and administrative                   353,873           328,043            771,201           653,076
                                          --------------    --------------     --------------    --------------
       Operating expenses                     3,949,570         3,479,423          7,166,305         5,856,358
                                          --------------    --------------     --------------    --------------
Operating income                                663,762           767,746            627,600         1,090,853
                                          --------------    --------------     --------------    --------------

Non-operating expense (income)
   Interest expense                             149,660           164,174            300,846           311,601
   Other income                                  (2,383)           (3,656)            (3,680)           (8,867)
                                          --------------    --------------     --------------    --------------
       Non-operating expenses                   147,277           160,518            297,166           302,734
                                          --------------    --------------     --------------    --------------

Income before taxes                             516,485           607,228            330,434           788,119
Income taxes                                   (190,250)         (199,400)          (128,500)         (203,200)
                                          --------------    --------------     --------------    --------------

Net (loss) / income                       $     326,235     $     407,828      $     201,934     $     584,919
                                          ==============    ==============     ==============    ==============

Average Shares of Common Stock - Basic        9,972,912         9,972,912          9,972,912         9,901,307
                                          ==============    ==============     ==============    ==============

Average Shares of Common Stock - Diluted     10,407,492         9,972,912         10,425,158         9,901,307
                                          ==============    ==============     ==============    ==============

Basic Income (Loss) Per Share             $        0.03     $        0.04      $        0.02     $        0.06
                                          ==============    ==============     ==============    ==============

Diluted Income (Loss) Per Share           $        0.03     $        0.04      $        0.02     $        0.06
                                          ==============    ==============     ==============    ==============



                      Reclassified for Comparative Purposes
    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Three Months       Three Months       Six Months       Six Months
                                                     Ended June 30,     Ended June 30,     Ended June 30,   Ended June 30,
                                                          2003               2002               2003             2002
                                                      (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)
                                                    ---------------    ---------------    ---------------  ---------------

Cash Flows from Operating Activities
Net Income (Loss)                                   $     326,235      $     407,828      $     201,934    $     584,919
Adjustments to reconcile net income to net cash
provided by operating activities
    Depreciation and amortization                         515,500            343,452            838,913          666,865
    Deferred taxes                                        100,000             68,500             40,000           68,500
    Common stock issued for services                          -                  -                  -             25,000
    Capitalized interest                                  (11,000)            (4,000)           (21,500)         (12,000)
    Changes in Assets and Liabilities
      Accounts receivable                                (500,938)          (509,876)        (1,117,028)        (947,613)
      Other receivables                                   (28,952)             7,933            (27,475)          24,135
      Inventory                                          (149,324)            33,844           (620,600)        (476,181)
      Prepaid Expenses                                     21,018             37,652           (129,611)         (44,564)
      Other Assets                                        (83,818)               -              (82,151)             -
      Accounts payable                                    (17,093)          (225,664)           477,405          143,479
      Accrued liabilities                                 (62,749)            69,388                546          125,085
      Taxes payable                                        90,250            131,100             82,173          118,414
      Accrued interest                                     (1,039)               -                6,461              -
                                                    --------------     --------------     --------------   --------------
Net cash provided / (used) by operating activities        198,090            360,157           (350,933)         276,039
                                                    --------------     --------------     --------------   --------------

Cash Flows from Investing Activities
Purchases of property, plant and equipment               (598,822)          (623,372)        (1,219,467)      (1,217,233)
Investment in and development of patents                   (1,131)            (2,038)            (1,578)          (3,672)
                                                    --------------     --------------     --------------   --------------
Net cash used in investing activities                    (599,953)          (625,410)        (1,221,045)      (1,220,905)
                                                    --------------     --------------     --------------   --------------




    The accompanying notes are an integral part of the financial statements.

                               IPEC HOLDINGS INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Three Months       Three Months       Six Months       Six Months
                                                     Ended June 30,     Ended June 30,     Ended June 30,   Ended June 30,
                                                          2003               2002               2003             2002
                                                      (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)
                                                    ---------------    ---------------    ---------------  ---------------
Cash Flows from Financing Activities
Borrowing on bank line of credit                         1,420,000            930,000          2,330,000         930,000
(Repayments) of bank line of credit                            -             (460,362)               -          (825,000)
(Reduction) of capital lease obligations                   (32,686)           (30,877)           (78,745)        (67,685)
Repayment of notes payable                                     -                  -             (370,408)            -
Increase in notes payable                                 (375,240)          (247,919)          (375,240)        626,391
(Decrease) in amounts due to related parties              (605,000)               -                  -          (700,000)
                                                    ---------------    ---------------    ---------------  --------------
Net cash provided / (used) by financing activities         407,074            190,842          1,505,607         (36,294)
                                                    ---------------    ---------------    ---------------  --------------

Net Increase / (Decrease) in cash                            5,211            (74,411)           (66,371)       (981,160)
Cash - beginning of period                                  13,079            107,632             84,661       1,014,381
                                                    ---------------    ---------------    ---------------  --------------
Cash - end of period                                $       18,290     $       33,221     $       18,290   $      33,221
                                                    ===============    ===============    ===============  ==============

Cash paid for interest                              $      150,699     $      164,174     $      294,385   $     311,601
                                                    ===============    ===============    ===============  ==============
Cash paid for income taxes                          $          -       $       11,341     $        6,327   $      16,286
                                                    ===============    ===============    ===============  ==============



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

NOTE 2 - INVENTORY

     As of June 30, 2003 and December 31, 2002, inventories consisted of the following:

                                                                 December 31,
                                          June 30, 2003              2002
                                        -----------------      ----------------
     Raw materials and packaging        $       465,629        $      314,090
     Work in process                            292,858               325,814
     Finished goods                           3,076,855             2,454,838
     Reserve for obsolescence                  (580,000)             (460,000)
                                        -----------------      ----------------
     Total Inventories                  $      3,255,342       $    2,634,742
                                        =================      ================

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


     amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three and six-month periods ended June 30, 2003 and 2002 in accordance with the fair-value-based method prescribed by SFAS 123,
     "Accounting  for  Stock-Based   Compensation"  and  amended  by  SFAS  148,
     "Accounting for Stock-Based Compensation - Transition and Disclosure." These amounts may not be representative of future years' amounts, as options vest over several years and additional awards may be made under the plan.



                                       Three Months     Three Months      Six Months     Six Months
                                        Ended June       Ended June       Ended June     Ended June
                                         30, 2003         30, 2002         30, 2003       30, 2002

Net income as reported                $     326,235    $     407,828    $    201,934    $    584,919

Less: Compensation expense
determined under fair value
based method for all awards, net
of tax effects                              (27,985)         (56,674)        (10,616)        (10,616)
                                      ---------------  --------------   -------------   -------------

Pro forma net income                  $     298,250    $     351,154    $    191,318    $    574,303
                                      ===============  ==============   =============   =============

Pro forma - Basic and diluted
net income per share:
  As reported                         $        0.03    $        0.04    $       0.02    $       0.06
                                      ===============  ==============   =============   =============
  Pro forma                           $        0.03    $        0.04    $       0.02    $       0.06
                                      ===============  ==============   =============   =============



NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS



     The financial statements as of December 31, 2002 and for the year then ended have been restated from those previously issued to account for the issuance of 200,000 common stock warrants in November 2002, net of tax effects. The restatement decreased the net income for the year ended December 31, 2002 by $148,200. Accordingly, the opening balances for the financial statements at June 30, 2003 and for the three and six months then ended have been restated.



NOTE 5 - OTHER MATTERS


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


The following discussion of our results of operations for the six months ended June 30, 2003 should be read in conjunction with our consolidated financial statements (unaudited) and related notes included therein.


OVERVIEW

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002


THREE MONTHS ENDED JUNE 30. Operating income for the three months ended June 30, 2003 decreased $103,984 (13.5%) from the comparable 2002 period. Sales for 2003 increased by $366,163 (8.6%) while 2003 operating expenses increased by $470,147 (13.5%). However, 2003 non-operating expenses decreased by $13,241 (8.3%). This resulted in 2003 income before taxes being $90,743 (14.9%) lower than that of the previous year.



Costs of good sold for 2003 was higher as a percentage of sales (69.7%) as compared to 2002 (68.4%) due to the increased price of the cost of resin during 2003 and the consolidation of customer accounts has lowered our average sales price. Also, selling expenses and general and administrative expenses for 2003 increased $138,002 (56.5%) and $25,830 (7.9%), respectively. These increases reflect the addition of four new service technicians and one new salesperson during 2003. We also incurred costs associated with the conversion of customers' blow mold neck tooling to accommodate our closures. Also, with an increased customer base, our salespeople and service technicians made more visits to customers, thereby increasing travel and entertainment expenses.


We accrued $190,250 of income taxes in the second quarter. As a result, net income for the three months ended June 30, 2003 is $326,235, as compared to $407,828 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30. During the six months ended June 30, 2003, we recorded net income of $201,934, as compared to net income of $584,919 for the comparable period of the previous year.


While 2003 sales increased by $846,694 (12.2%) for the six-month period from the previous year, cost of goods sold for the 2003 period was significantly higher:
$5,689,414 or 73.0% of sales, as compared to $4,803,157 or 69.1% of sales for 2002. The cost of resin, the raw material used to manufacture our products, increased significantly, as did other petroleum products, during the first quarter of the fiscal year due to the military conflict in Iraq. We were not able to pass this increased cost to our customers during the first quarter. While the cost of resin dropped in the second quarter, it was still higher than 2002 levels. However, we were able to pass on some of the increased cost to our customers during the second quarter, but our average sales price has decreased as a result of the consolidation of our customer accounts.

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

Our operations used cash of $350,933 for the six months ended June 30, 2003, as compared to the previous year when our operations provided cash of $276,039. The decrease in cash provided by operations during 2003 was due primarily to the decrease in net income for during the six months ended June 30, 2003, compared to 2002, and increases in our accounts receivable, inventory, prepaid expenses, and other assets (principally receivables from equipment sales collectable beyond one year). The increases to accounts receivable are primarily due to an increase in our customer base and seasonal sales to some of our customers.

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

                     16.1         Letter from Baier & Williams dated July 24, 2003 (4) <F4>

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

-----------

<F1>
         (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
<F2>
         (2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2002, file number 0-30721.

<F3>
         (3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.
<F4>

         (4)      Filed previously


              (b)    Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IPEC HOLDINGS INC.



Date:  November 14, 2003                  By:      /S/ SHAWN C. FABRY
                                             --------------------------------
                                                   Shawn C. Fabry
                                                   Chief Financial Officer