Form 10QSB
period 2003-09-30
IPEC HOLDINGS INC
filed 2003-11-14
CIK 1114749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from __________________ to _______________

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

    RD#3, BOX 7-A, NORTHGATE INDUSTRIAL PARK, NEW CASTLE, PENNSYLVANIA 16105
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            9,972,912 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF
                                NOVEMBER 10, 2003

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                              IPEC HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          September 30,       December 31,
                                                              2003                2002
                                                           (Unaudited)        (Restated)
                                                         ----------------------------------
                        Assets
 Cash                                                    $      737,573      $      84,661
 Accounts Receivable, less allowance for doubtful             1,793,314            937,168
    accounts of $198,000 and $157,881, respectively
 Other Receivables                                               31,878             48,977
 Inventory                                                    2,539,870          2,634,742
 Prepaid Expenses                                               101,095              5,549
                                                         ---------------     --------------
                    Current Assets                            5,203,730          3,711,097
                                                         ---------------     --------------

 Land                                                           119,374            119,374
 Buildings and Equipment                                     18,361,234         17,122,861
 Construction In Progress                                       104,253            406,307
 Accumulated Depreciation                                    (6,978,217)        (6,196,300)
                                                         ---------------     --------------
           Property, Plant & Equipment, Net                  11,606,644         11,452,242
                                                         ---------------     --------------

 Patents, less accumulated amortization of                      294,170            299,395
    $88,452 and $78,702, respectively
 Other Assets                                                    99,678              9,173
                                                         ---------------     --------------
                     Other Assets                               393,848            308,568
                                                         ---------------     --------------
                     Total Assets                        $   17,204,222      $  15,471,907
                                                         ===============     ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IPEC HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                         September 30,        December 31,
                                                             2003                 2002
                                                          (Unaudited)          (Restated)
                                                        -----------------------------------
         Liabilities and Shareholders' Equity

Accounts Payable                                        $     910,109        $    800,753
Accrued Liabilities                                           244,122             109,281
Taxes Payable                                                     -                16,426
Accrued Interest                                                8,261              31,657
Notes Payable - Current Portion                             1,624,969           1,416,436
Bank Line Of Credit                                         4,880,000           2,550,000
Capital Lease Obligation - Current Portion                     24,248             169,820
                                                        --------------       -------------
                 Current Liabilities                        7,691,709           5,094,373
                                                        --------------       -------------

Deferred Income Taxes                                         260,117              69,000
Capital Lease Obligation                                       49,090              74,642
Notes Payable - Long Term                                   4,420,630           5,732,086
                                                        --------------       -------------
                Long Term Liabilities                       4,729,837           5,875,728
                                                        --------------       -------------

Preferred Stock, no par value, 1,000,000 shares
   authorized, no shares issued
Common Stock, par value $0.001 per                              9,973               9,973
   share, 100,000,000 shares authorized,
   9,972,912 shares issued and
   outstanding at September 30, 2003
   and December 31, 2002
Additional Paid In Capital                                  4,377,994           4,376,894
Retained Earnings                                             394,709             114,939
                                                        --------------       -------------
                Shareholders' Equity                        4,782,676           4,501,806
                                                        --------------       -------------
Total Liabilities and Shareholders' Equity              $  17,204,222        $ 15,471,907
                                                        ==============       =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IPEC HOLDINGS INC.
                STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS


                                        Three Months        Three Months          Nine Months        Nine Months
                                           Ended               Ended                Ended              Ended
                                        September 30,       September 30,        September 30,      September 30,
                                            2003                2002                 2003               2002
                                        (Unaudited)        (Unaudited)(a)         (Unaudited)      (Unaudited)(a)
                                      ----------------    ----------------     ----------------   ----------------

Sales                                 $    4,331,360       $   3,791,642       $   12,125,265      $   10,724,479
                                      ---------------      --------------      ---------------     ---------------

Operating expenses
   Cost of sales                           3,364,017           2,659,028            9,053,431           7,447,811
   Selling                                   344,336             189,158            1,050,026             589,283
   General and administrative                366,308             250,490            1,137,509             903,566
                                      ---------------      --------------      ---------------      --------------
       Operating expenses                  4,074,661           3,098,676           11,240,966           8,940,660
                                      ---------------      --------------      ---------------      --------------
Operating income                             256,699             692,966              884,299           1,783,819
                                      ---------------      --------------      ---------------      --------------

Non-operating expense (income)
   Interest expense                          153,497             158,628              454,343             470,229
   Other income                              (19,025)             (6,017)             (22,705)            (14,884)
                                      ---------------      --------------      ---------------      --------------
       Non-operating expenses                134,472             152,611              431,638             455,345
                                      ---------------      --------------      ---------------      --------------

Income before taxes                          122,227             540,355              452,661           1,328,474
Provision for income taxes                   (44,391)            (94,000)            (172,891)           (297,200)
                                      ---------------      --------------      ---------------      --------------

Net income                            $       77,836       $     446,355       $      279,770       $   1,031,274
                                      ===============      ==============      ===============      ==============

Average Shares of Common Stock
   - Basic                                 9,972,912           9,972,909            9,972,912           9,922,786
                                      ===============      ==============      ===============      ==============

Average Shares of Common Stock
   - Diluted                              10,041,945          10,066,434           10,181,480           9,997,606
                                      ===============      ==============      ===============      ==============

Basic Net Income Per Share            $         0.01       $        0.04       $         0.03       $        0.10
                                      ===============      ==============      ===============      ==============

Diluted Net Income Per Share          $         0.01       $        0.04       $         0.03       $        0.10
                                      ===============      ==============      ===============      ==============

(a) Certain items have been reclassified to conform to the current year presentation.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IPEC HOLDINGS INC.
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS


                                                       Nine Months Ended       Nine Months Ended
                                                      September 30, 2003      September 30, 2002
                                                          (Unaudited)             (Unaudited)
                                                      ------------------      ------------------
Cash Flows from Operating Activities:
Net Income                                             $       279,770         $     1,031,274
Adjustments to reconcile net income to net cash
provided by operating activities
    Depreciation and amortization                            1,285,381               1,025,149
    Deferred taxes                                             191,117                 161,800
    Common stock issued for services                             1,100                  25,000
Working Capital Items:
    Accounts receivable                                       (856,146)               (564,436)
    Other receivables                                           17,099                  37,944
    Inventory                                                   94,872                (386,334)
    Prepaid Expenses                                           (95,546)                 (6,913)
    Other Assets                                               (90,505)                 (3,000)
    Accounts payable                                           109,356                  78,451
    Accrued liabilities                                        106,554                  38,889
    Taxes payable                                              (16,426)                119,114
    Accrued interest                                           (23,396)                    -
                                                       ----------------        ----------------
Net cash provided by operating activities                    1,003,230               1,556,938
                                                       ----------------        ----------------

Cash Flows from Investing Activities:
Purchases of property, plant and equipment                  (1,423,133)             (1,660,651)
Investment in and development of patents                       (11,425)                 (3,722)
                                                       ----------------        ----------------
Net cash used in investing activities                       (1,434,558)             (1,664,373)
                                                       ----------------        ----------------

Cash Flows from Financing Activities
Borrowing on bank line of credit                             2,332,492                 955,000
Repayments on bank line of credit                               (2,492)             (1,315,000)
Repayments of capital lease obligations                       (171,124)               (109,894)
Borrowings on long-term debt                                       -                 1,150,000
Repayments on long-term debt                                (1,074,636)               (784,228)
Amount paid to related parties                                     -                  (700,000)
                                                       ----------------        ----------------
Net cash provided / (used) by financing activities           1,084,240                (804,122)
                                                       ----------------        ----------------

Net Increase / (Decrease) in cash                              652,912                (911,557)
Cash - beginning of period                                      84,661               1,014,381
                                                       ----------------        ----------------
Cash - end of period                                   $       737,573         $       102,824
                                                       ================        ================

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized amount
  of $21,500 and $14,500, respectively                 $       456,239         $       470,229
                                                       ================        ================
Cash paid for income taxes                             $           -           $        16,286
                                                       ================        ================



          The accompany notes are an integral part of these condensed consolidated financial statements.

                               IPEC HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS

IPEC Holdings, Inc. (the "Company" or "IPEC") manufactures and sells tamper evident plastic closures. These closures are predominantly used in the bottling of non-carbonated beverages including bottled water, milk, fruit and sports drinks. The Company also designs and manufactures capping equipment. IPEC's customer base primarily consists of dairy and bottled water manufacturers both domestically and internationally.

2.  BASIS  OF  PRESENTATION  AND  RESTATEMENT  OF  2002  CONSOLIDATED  FINANCIAL
STATEMENTS

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002 and statements of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002 have been prepared by IPEC Holdings Inc. ("Company") in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial  statements.  The  financial  statements  at  September  30,  2003 and
December  31,  2002  include  the  accounts  of  IPEC   Holdings  Inc.  and  its
wholly-owned subsidiary. In the opinion of management of the Company, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 2003 are subject to various factors including seasonality and are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2003.

Interim unaudited condensed consolidated financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002.

The accompanying consolidated financial statements as of December 31, 2002 and for the year then ended have been restated from those previously issued to account for the issuance of 200,000 common stock warrants in November 2002, net of tax effects. The restatement decreased net income for the fourth quarter and year ended December 31, 2002 by $148,200 and basic and dilutive income per share by $.01.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board's ("FASB") Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. Among other provisions, prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 did not have any impact on the Company's financial statements for the first nine months of fiscal year 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective prospectively for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have any impact on the Company's results of operations or financial condition.

                               IPEC HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 and upon adoption the Company has determined that it does not have any variable interest entities as defined in FIN 46.

Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It primarily requires that an issuer classifies financial instrument that is within its scope and previously classified as equity as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have any effect on the Company's results of operations or financial condition.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently assessing the impact, if any, the adoption of EITF 00-21 will have on Company's results of operations or financial condition.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EMPLOYEE STOCK OPTION PLANS

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure an Amendment of FASB Statement No. 123", amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

                               IPEC HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





                                               Three Months        Three Months         Nine Months        Nine Months
                                                  Ended               Ended                Ended              Ended
                                               September 30,       September 30,        September 30,      September 30,
                                                   2003                2002                 2003               2002
                                              --------------      --------------       --------------     --------------
Net Income - as reported                      $      77,836       $     446,355        $     279,770      $   1,031,274
Compensation expense - net of tax                   153,122             138,983              244,531            156,106
Compensation recorded in financial
 statement - net of tax                                (680)                -                   (680)               -
                                              --------------      --------------       --------------     --------------
Net Income (Loss) - pro forma                 $     (74,606)      $     307,372        $      35,919      $     875,168

Basic Net Income Per Share - as reported      $        0.01       $        0.04        $        0.03      $        0.10
                                              ==============      ==============       ==============     ==============
Dilutive Net Income Per Share - as reported   $        0.01       $        0.04        $        0.03      $        0.10
                                              ==============      ==============       ==============     ==============
Basic Net Income (Loss) Per Share - pro forma $       (0.01)      $        0.03        $        0.00      $        0.09
                                              ==============      ==============       ==============     ==============
Dilutive Net Income (Loss) Per Share - pro
 forma                                        $       (0.01)      $        0.03        $        0.00      $        0.09
                                              ==============      ==============       ==============     ==============


The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options.

COMPUTATION OF NET INCOME PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock under stock option and warrant grants. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options and warrants.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 69,033 and 93,525 for the three months ended September 30, 2003 and 2002, respectively, and 208,568 and 21,479 for the nine months ended September 30, 2003 and 2002, respectively.

REVENUE RECOGNITION

The Company follows Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," in recognizing revenues within the Company's financial statements. This bulletin requires, among other things, that revenue only be recognized when title has transferred and risk of loss has passed to the customer with the capability to pay, and that there are no significant remaining obligations related to the sale on the part of the Company.

                               IPEC HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVENTORY VALUATION

Inventories are stated at the lower of cost or market. The Company uses the first-in first-out (FIFO) method for determining the cost of its inventory. The Company will record an obsolescence reserve based upon its assessment of customer demand and alternative disposals methods.

SHIPPING

Amounts billed to customers for shipping related fees are recorded as revenues. Shipping costs incurred by the Company are recorded as cost of sales in the accompanying statements of operations. For the nine months ended September 30, 2003 and 2002, the Company recorded shipping charges of $278,000 and $307,000, respectively. For the three months ended September 30, 2003 and 2002, the Company recorded shipping charges of and $98,000 and $92,000, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

5.  INVENTORY

As of September 30, 2003 and December 31, 2002, inventories consisted of the following:


                                         September 30,        December 31,
                                              2003                2002
                                        --------------      ---------------
        Raw Materials                    $    403,401        $     314,090
        Work in process                       313,225              325,814
        Finished goods                      2,433,899            2,454,838
        Reserve for obsolescence             (610,655)            (460,000)
                                         -------------       --------------
        Total Inventories                $  2,539,870        $   2,634,742
                                         =============       ==============

6.   COMMON STOCK AND EQUITY AWARDS

On February 10, 2003, one of the two principal shareholders transferred 4,124,998 shares of the Company's stock to a limited partnership in exchange for an interest in that limited partnership. On April 24, 2003, the partnership transferred 4,024,998 shares of the Company's stock back to the same individual.

On July 25, 2003, the Company granted 549,000 stock options with a exercise price of $1.15 to certain employees and one consultant. The consultant grant of 1,000 shares was valued under the provisions of SFAS No. 123 at $1,100 using a Black Scholes valuation model. The consultant grant was expensed in the accompanying statement of operations for the nine and three months ended September 30, 2003.

In connection with the July 25, 2003 stock option grant, the Company's Board of Directors approved an increase to the number of authorized shares under the 2002 Stock Option Plan to a number equal to the greater of (i) 20% of the number of shares of common stock outstanding at the end of the Corporation's last completed fiscal year or (ii) 1,750,000. The options vesting schedule is set forth in the following table:

                               IPEC HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      VESTING DATE              SHARES
                      ------------              ------
                      July 25, 2003              24,000
                      December 31, 2004         150,000
                      December 31, 2005         125,000
                      December 31, 2006         125,000
                      December 31, 2007         125,000
                                              ----------
                      Total granted shares      549,000
                                              ==========



The following is a schedule of option and warrant activity from December 31, 2002 to September 30, 2003:


                                  OPTIONS            WARRANTS
                               -------------      --------------
         December 31, 2002        866,000             200,000
         Granted                  549,000                 -
         Forfeitures                  -                   -
         Exercised                    -                   -
                               -------------      --------------
         September 30, 2003     1,415,000             200,000
                               =============      ==============


7.   DEBT AND CAPITAL LEASE OBLIGATIONS

In early April 2003, the Company's line of credit was increased from $3.5 million to $5.5 million. A portion of the increased line of credit was used to repay a shareholder loan of $605,000. The Company's line of credit is payable upon demand by the bank and bears interest at 4.00% as of September 30, 2003.

The following is a maturity schedule as of September 30, 2003 for the Company's debt components excluding the bank line of credit.

                                      Long-term          Capital Lease
                                        Debt              Obligations
                                   --------------        -------------
          2003 (three months)      $     350,583         $      9,196
          2004                         1,666,851               20,069
          2005                         1,126,182               19,719
          2006                         1,444,284               15,108
          2007                           180,685                9,246
          2008                           191,174                  -
          Thereafter                   1,114,127                  -
                                   --------------        -------------
          Total                    $   6,073,886         $     73,338
                                   ==============        =============

                               IPEC HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   INTANGIBLE ASSETS

The Company's intangible assets consist of finite-lived patents and are amortized over the shorter of their legal or estimated useful lives. Amortization expense for these intangible assets was $16,650 and $5,550 for the nine and three months ending September 30, 2003, respectively, and $7,165 and $2,390 for the nine and three months ending September 30, 2002, respectively. The anticipated annual amortization expense for these intangible assets is $6,250 for 2003 (three months) and $26,000 for each fiscal year 2004, 2005, 2006, 2007 and 2008.

9.   COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims arising out of the normal course of business. Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the Company's financial position. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

10.  SUBSEQUENT EVENTS

On November 13, 2003, the Company obtained approval from its Board of Directors and signed commitment letters to consummate two separate sale leaseback transactions. These transactions are for the Company's two primary production facilities in Brewton, Alabama (the "Alabama Transaction") and New Castle, Pennsylvania (the "Pennsylvania Transaction"). Upon closing, the properties will be transferred to two single purpose entities maintained by the Lessor. Both transactions have a projected closing date of December 2003 and are subject to the Lessor's due diligence requirements and Investment Committee approval.

The net purchase price for the Alabama Transaction is expected to be $1,750,000 which includes proceeds of $870,000 to fund the construction of a 30,000 square foot warehouse addition to the building. This transaction is secured by a secured letter of credit totaling $1,680,000 and is automatically renewable on an annual basis subject to Lender approval. Primarily as a result of the secured letter of credit, the Company anticipates treating this as a financing transaction under the provisions of Statement of Financial Accounting Standards No. 98, "Accounting for Leases" and, subject to the actual closing date, recording an incremental debt obligation related to this transaction of $1,650,000. Annual rental payments will be based on combination of a fixed market component subject to agreed upon reset provisions and a 29.30% weighted 3-month LIBOR plus 100 basis points (the "Rental Rate"). The annual rent will then be determined by multiplying the gross purchase price of the property by the Rental Rate for the 29.5 year term of the lease.

The net purchase price for the Pennsylvania Transaction is expected to be $3,450,000. This Company expects to record, subject to the actual closing date, a reduction in its existing debt obligations of $1,900,000 related to this transaction. The Pennsylvania Transaction is expected to be treated as an operating lease and will generate an initially deferred pre-tax gain of $1,200,000. The gain will be amortized prospectively in proportion to the gross rental charged to expense over the lease term. Annual rental payments will be based on combination of a fixed market component subject to agreed upon reset provisions and a 29.30% weighted 3-month LIBOR plus 100 basis points (the "Rental Rate"). The annual rent will then be determined by multiplying the gross purchase price of the property by the Rental Rate for the 29.5 year term of the lease.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We acquired all of the issued and outstanding shares of International Plastic and Equipment Corp. ("IPEC") in exchange for 9,489,796 shares of our common stock effective January 28, 2002. Following the acquisition the former shareholders of IPEC held a majority of our total issued and outstanding common shares; IPEC was thereby deemed to be the acquirer through a reverse merger. IPEC has continued as the operating entity and its historical financial statements have replaced those of the parent company.

The following discussion of our results of operations for the three and nine months ended September 30, 2003 should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes included therein.

OVERVIEW

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

THREE MONTHS ENDED SEPTEMBER 30. Operating income for the three months ended September 30, 2003 decreased $436,267 (63.0%) from the comparable 2002 period. Sales for 2003 increased by $539,718 (14.2%) while 2003 operating expenses increased by $975,985 (31.5%). Non-operating expenses decreased by $18,139 (11.9%) primarily due to lower borrowing rates. This resulted in 2003 income before taxes being $418,128 (77.4%) lower than that of the previous year.

Cost of good sold of $3,364,017 was higher as a percentage of sales (77.7%) as compared to 2002 (70.1%) due to the increased price of the cost of resin passed onto our customers without mark-up having a negative effect on our overall profit margin percentage, the continued consolidation of our customer portfolio and intensified market pricing competition. In addition, in an effort to grow the Company's sales volumes, we have entered new closure markets that required an outlay of initial start-up costs for the three months ended September 30, 2003.

Selling expenses for 2003 increased $155,178 (82.0%) reflecting higher travel for the quarter in comparison to the same time period in the previous year and the addition of new sales and service personnel to accommodate the Company's increased sales volumes.

General and administrative expenses for 2003 increased $115,818 (46.2%) reflecting the addition of two new Company executives and routine salary increases. The Company believes that it has in place a general and administrative infrastructure that will be able to sustain future sales growth and does not anticipate any significant future personnel expansion in this area of operations.

We accrued $44,391 of income taxes in the third quarter using an effective rate of approximately 38%. As a result, net income for the three months ended September 30, 2003 is $77,836, as compared to $446,355 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30. Sales increased by $1,400,786 (13.1%) for the nine-month period from the previous year and cost of goods sold also increased to $9,053,431 or 74.7% of sales, as compared to $7,447,811 or 69.4% of sales for 2002. The cost of resin, the raw material used to manufacture our products, increased significantly in the first quarter of 2003 primarily triggered by increases in our supplier's petroleum based feedstock. We were not able to pass this increased cost to our customers through price adjustments until the second quarter. This situation coupled with the continued consolidation of our customer portfolio and intensified market pricing competition resulted in lower profit margin percentages in comparison to the previous year.

Selling expenses for the nine months ended September 30, 2003 increased by $460,743 (78.2%) from the previous year due to the addition new service and sales personnel. We also incurred initial conversion costs associated with our customers' blow mold neck tooling to accommodate our closures. In addition, with an increased customer base, our salespeople and service technicians incurred more visits to customer locations, thereby increasing travel and related expenses.

General and administrative expenses for the nine months ended September 30, 2003 increased by $233,943 (25.9%) from the previous year. This increase reflects, among other items, the addition of two new Company executives, routine salary increases, investment banking fees, directors' fees and the cost of complying with new regulations promulgated by the Securities and Exchange Commission. The Company believes that it has in place a general and administrative infrastructure that will be able to sustain future sales growth and does not anticipate any significant personnel expansion in this area of operations.

Non-operating expenses decreased slightly by $23,707 (5.2%) for the nine months ended September 30, 2003 as compared to the previous year primarily due to lower borrowing rates offset by a decrease in the amount of capitalized interest.

We accrued $172,891 of income taxes for the nine months ended September 30, 2003 using an effective rate of approximately 38%. As a result, we had net income for the first nine months of 2003 of $279,770, as compared to pre-tax income of $1,031,274 for 2002.

LIQUIDITY AND FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS. At September 30, 2003, the Company had cash and cash equivalents of $737,573. In addition, we had a working capital deficiency of $2,459,692, as compared to a deficiency of $1,383,276 at December 31, 2002, primarily due to increased accounts payable, bank line of credit and the current portion of long-term debt and capital lease obligations. As disclosed in footnote 10 to the consolidated financial statements, the Company has signed commitment letters and obtained board approval for two separate sale leaseback transactions. These transactions are anticipated to generate $1.6 million in cash flows upon their consummation. Management believes that existing cash and cash equivalents together with anticipated cash flow from operations will be adequate to fund the Company's operations, debt service requirements and capital expenditures throughout fiscal 2004. The Company may require additional funds to support operations and may seek to raise additional funds through debt financing or other sources. There can be no assurance that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorably to the Company.

OPERATING ACTIVITIES. Our operations provided cash of $1,003,230 for the nine months ended September 30, 2003, as compared to the previous year when our operations provided cash of $1,556,938. The decrease in cash provided by operations during 2003 was due primarily to decreases in net income and income taxes payable alongside increases in our accounts receivable and prepaid expenses partially offset by a reduction in our on-hand inventory value. The increases to accounts receivable are primarily due to an increase in our customer base and seasonal sales to some of our customers.

INVESTING ACTIVITIES. During the nine months ended September 30, 2003, we used $1,434,558 primarily for property, plant, and equipment, as compared to $1,664,373 during the previous year.

FINANCING ACTIVITIES. In 2003, we paid down capital lease obligations ($171,124) and notes payable ($1,074,636), while net borrowing an additional $2,330,000 on our bank line of credit, for net cash of $1,084,240 provided by financing activities. A significant portion of funds borrowed on our line of credit were used to fund the creation of molds for new product lines with a significant portion active in production on September 30, 2003 and the expectation that all molds will produce product by December 31, 2003. During the 2002 fiscal year, ($804,122) was used in financing activities comprised of $955,000 borrowed on our line of credit and an increase in our notes payable of $784,228. We also paid down ($1,315,000) on our line of credit, reduced amounts due to related parties by ($700,000), and reduced capital lease obligations by ($109,894).

CONTRACTUAL OBLIGATIONS

As of September 30, 2003, the Company concentration in variable rate debt instruments is approximately 79% of its total outstanding debt portfolio comprised of an average borrowing rate of 4.10%. The Company's fixed rate debt instruments bear an average rate of 7.92% as of September 30, 2003. The following additional information regarding the Company's contractual obligations is provided as of September 30, 2003:

                                                                       Payment Due By Period
                                                     ---------------------------------------------------------
                                                     Three Months    2004-2006     2007-2008       After 2009
                                                     ------------  -------------  ------------    ------------
Long-term debt, including current portion (1)<F1>        350,583     4,237,317        371,859      1,114,127
Bank line of credit (2)<F2>                            4,880,000           -              -              -
Capital Lease Obligations (3)<F3>                          9,196        54,896          9,246            -
Operating Lease Obligations (4)<F4>                        9,551        37,575

<F1>
(1) The Company's long-term debt bears fixed rates from 7.5% to 8.0%. Variable debt components bear interest at prime (4.0% as of September 30, 2003) or the five year treasury plus 275 basis points (5.70% as of September 30, 2003). The debt is securitized by various assets of the Company including its principal production facilities and certain equipment.

<F2>
(2) The Company's bank line of credit is payable upon demand. Generally, it is securitized by an 80% loan to value ratio on the Company's receivable and equipment balance not securitized under (1) above, subject to certain adjustments as defined in the debt indenture.

<F3>
(3) The Company has acquired certain machinery, office equipment and vehicles under non-cancelable capital lease obligations.

<F4>
(4)      The  Company  leases  certain  office   equipment  and  vehicles  under
         operating leases.

RELATED PARTY TRANSACTIONS

The Company incurs certain related party transactions throughout the course of its business. Except for the issuance of a $605,000 shareholder note payable which was both issued and paid by the Company during the nine months ended September 30, 2003, there have been no significant additional related party transactions from those disclosed in Note 12 to the Consolidated Financial Statements of the Company's most recent annual report on Form 10-KSB.

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

Management of the Company believes that it has in place a significant portion of the capital and administrative infrastructure required to support growth up to three times its 2002 production levels. The Company intends to sustain in current capacity and increase its overall closure sales to approximately 4.0 billion closures within the next three years. With the goal of this operating capacity, Company management projects the following capital expenditures through 2006.


        YEAR                 DESCRIPTION                                          AMOUNT             TOTALS
        ----                 -----------                                          ------             ------

        2003                 Machinery and equipment                              90,000
        (3 months)           Molds                                                50,000
                                                                        -----------------
                             Total 2003                                                            $140,000

        2004                 Machinery and equipment                             400,000
                             Molds                                               200,000
                             Alabama warehouse expansion                         870,000
                                                                        -----------------
                             Total 2004                                                           1,470,000

        2005                 Machinery and equipment                             400,000
                             Molds                                               200,000
                                                                        -----------------
                             Total 2005                                                             600,000

        2006                 Machinery and equipment                             400,000
                             Molds                                               200,000
                                                                        -----------------
                             Total 2006                                                             600,000
                                                                                                -----------

                             TOTAL                                                              $ 2,810,000
                                                                                                ===========


To provide the cash necessary to support this business plan through 2006, IPEC anticipates that it will generate cash flow of $1.2, $1.5 and 1.7 million from operations during the next three years. As disclosed in footnote 10 to the consolidated financial statements, IPEC anticipates consummating in December 2003 a sale-leaseback transaction for its two primary production facilities expected to generate approximately $1.6 million in free cash flow. These proceeds accompanied with a conversion of a portion of its bank line of credit to a term note will enable IPEC to execute its business plan and retire $3.2 million in debt obligations through 2006.

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


ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

ITEM 2.       CHANGES IN SECURITIES

              None

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

                  REGULATION
                  S-B NUMBER                                          EXHIBIT
                     21.1         Subsidiaries of the registrant (3)<F3>
                     31.1         Rule 13a-14(a) Certification of Chief Executive Officer
                     31.2         Rule 13a-14(a) Certification of Chief Financial Officer
                     32.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002
                     32.2         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002

<F1>
         (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 28, 2002, file number 0-30721.
<F2>
         (2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2002, file number 0-30721.
<F3>
         (3) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.
<F4>
         (4) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2003, file number 0-30721.


(b)      Reports on Form 8-K:

We filed or furnished one report on Form 8-K during the quarter ended September 30, 2003. Information regarding this item is reported as follows:

DATE FILED OR FURNISHED         ITEM NO.        DESCRIPTION
---------------------------     -------------   ------------------------------
September 15, 2003                   4          Change in certifying accountant


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IPEC HOLDINGS INC.



Date:  November 14, 2003                        By:      /S/ SHAWN C. FABRY
                                                   ----------------------------
                                                Shawn C. Fabry
                                                Chief Financial Officer