Form 10KSB
period 2003-12-31
IPEC HOLDINGS INC
filed 2004-03-30
CIK 1114749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission file number:  0-30721

IPEC HOLDINGS INC.
(Name of small business issuer in its charter)

Nevada	87-0621339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Northgate Industrial Park, 185 Northgate Circle, P.O. Box 5311 New Castle, Pennsylvania 16105
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 377-4732

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes:    |X|        No:    |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenues for its most recent fiscal year:  $16,395,664

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $3,548,311 as of March 16, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,972,912 shares of Common Stock as of March 16, 2004.

Portions of the issuer’s Information Statement to be filed for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  |_|;  No  |X|

Forward-Looking Statements

Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), we caution readers regarding forward-looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf.  We disclaim any obligation to update forward-looking statements.

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

On January  28,  2002,  we acquired  all of the issued and  outstanding capital  stock  of  International  Plastics  and  Equipment  Corp.  (“IPEC”),  a Pennsylvania corporation, in exchange solely for approximately 95% of our common stock in a reverse acquisition transaction.  Since all of our operations are now conducted through our wholly-owned subsidiary, IPEC, we changed our name to IPEC Holdings Inc. on April 9, 2002.

IPEC

IPEC was founded as a Pennsylvania corporation in December 1994. During the first year of its operations, IPEC was engaged principally in the design and manufacturing and sale of capping  equipment for use by bottlers.  In 1996, IPEC transitioned to a manufacturer of  tamper-evident  caps. IPEC currently manufactures 28mm and 38mm tamper evident plastic  closures.  These closures are used in the bottling of non-carbonated beverages, including bottled water, milk, fruit, and sport drinks. IPEC also designs and fabricates capping equipment.

Principal Products

IPEC sells to two primary markets:  (1) bottled water and juice market and (2) dairy market.  IPEC believes that it will benefit from a shift being made from  metal  closures  and glass  bottling  to plastic bottles and closures, which has resulted from the fact that plastics are cheaper and offer greatly improved tamper protection.

Product	Use	Percentage of Sales Volume for Fiscal 2003

28mm sport	Primarily for water bottling on polyethylene terephthalate (PET) bottles ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles	8%

26.7mm sport tri-lead	Primarily for water bottling on PET bottles ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles.	2%

28mm flat	Primarily for water bottling on PET bottles ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles	14%

26.7mm flat	Primarily for water bottling on PET bottles ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles	4%

Product	Use	Percentage of Sales Volume for Fiscal 2003

38 mm snap	High density polyethylene (HDPE) and PET bottles ranging from 8-ounce single serve as well as gallon and half-gallon containers, used in the water, juice, and dairy sectors	17%

38mm twist & pull	HDPE and PET bottles ranging from 8-ounce single serve as well as gallon and half-gallon containers, used in the water, juice, and dairy sectors. This is the “sport” version of the 38mm snap cap.	11%

38mm push pull	Made by special request for a major customer who uses this cap on a product which is an 8-ounce decanter style bottle, this is a modified version of the 38mm twist & pull	12%

38mm snap screw	Used on HDPE bottles for gallon and half-gallon containers in the dairy sector. May also be used on a single-serve dairy container.	21%

38mm tail cap	Used on HDPE bottles for gallon and half-gallon containers in the dairy sector. May also be used on a single-serve dairy container.	11%

Manufacturing and Raw Materials

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

To assure a consistent quality of product,  the manufacturing  floor is maintained  to  clean  room  standards  whereby  heating ventilation  and  air conditioning   equipment  is  designed  to  preserve  a  relatively   dust-free, thermostatically-controlled  environment,  as well  as  provide  maintenance  of required manufacturing temperatures on each machine.

IPEC’s  quality  assurance  procedures  involve an optical  sensing for dimensional   conformity  to  specification  and  a  physical  sampling  of  the production  taken  every  two  hours of  operation  to test for  aesthetics  and functionality.  If a sample should fail the test,  the run would be  quarantined with a follow-up  corrective  action taken to modify any deficiency  noted. IPEC performs  the  optical  sensing  using an optical  scanning  device  designed to measure product conformity to preset dimensional standards.

The cap production  process may involve any one of four different types of resins that are readily available on the open market from multiple suppliers. In  addition,  various  coloring  agents  may be mixed  with the  resins to meet customer coloring specifications. IPEC procures inventories of resin, as well as packaging  materials,  on a “just in time  basis,” with resin  inventory  levels being  maintained on a 2-7 day usage basis and packaging  materials levels on an approximate  7-day  level.  Resins are subject to periodic  price  fluctuations, resulting from shortages in supply, changes in prices in petrochemical products, and other factors.  IPEC’s agreements with its customers include cost escalation clauses to pass price  increases on to  customers  that could  otherwise  have a material adverse impact on IPEC.

SRI Quality  Registrars  independently  assessed and certified  IPEC as operating a quality  management system conforming to ISO 9002. As of December 5, 2002, IPEC received upgraded  certification to the revised ISO 9001-2000 quality standard.  The  International   Organization  for  Standardization  (ISO)  is  a non-governmental   organization   established  in  1947,   which  has  published international  standards to facilitate  the exchange of goods and services.  The ISO 9000 family of  standards  represents  an  international  consensus  on good management  practices  with  the  aim of  ensuring  that  the  organization  can consistently  deliver the products that meet the client’s quality requirements. The standards give organizations guidelines on what constitutes an effective quality management system and models  against  which  quality  systems can be audited.

Distribution Methods

IPEC has identified potential customers through leads generated  internally,  and by reference from other customers,  suppliers, and individuals  involved in the bottling and/or the caps and closures industry. Once a serious lead is identified,  a member of senior management meets with the potential customer. IPEC  has  also  used  brokers  and   manufacturers’   representatives.

Equipment Design and Fabrication

IPEC maintains a capping  equipment design  and  fabrication  division  in its New  Castle  facility,  comprising  2 engineers and 5  technicians.  This  division  provides  technical  support when converting customer equipment to accept IPEC products.

Competition

IPEC  competes  on the  basis of price,  product  design, product quality, customer service, and response time.

In the water and juice market,  management  believes  that  large scale manufacturers,  such as Alcoa,  Crown  Cork & Seal,  and Owens  Illinois,  to be IPEC’s prime  competition,  with additional  competition from bottling companies and other food and beverage  providers that elect to produce their own closures. As   against   large-scale   manufacturers,   management   believes   that  IPEC distinguishes  itself by providing  better  customer  service and response time, while maintaining parity on price and quality.

In the dairy  market, IPEC’s major  competitor  is Portola  Packaging, Inc.,  a  multi-national  cap  producer,  with  annual  sales in  excess of $200 million.  Management believes that IPEC competes favorably due to its proprietary rights to variations of the 38mm closure  being used in milk  packaging for the gallon, half-gallon,  and single-serve containers, its customer service, product quality, and competitive pricing.

Major Customers

IPEC’s customers are located  primarily in the United States.  Sales to customers in the United States  comprised 84% and 82%, in fiscal  2003 and 2002,  respectively.   Other  customers  are  located principally  in Canada,  England,  Ireland,  the  Bahamas,  and the West Indies.

During  fiscal 2003,  sales to one customer  accounted  for 16% of net sales and sales to one other customer amounted to 11% of net sales.  One customer accounted for 20% of net sales in 2002 and two other customers each amounted to 10% of net sales.

Research and Development

IPEC has a program of ongoing research and development that has led to significant  product  innovations.  By designing its own products, IPEC can insure exclusivity while avoiding  excessive  licensing costs.  Research and development expenses are charged to operations as incurred. IPEC estimates  that it spent  approximately  $44,000, and $8,850 on research  and   development   activities  in  fiscal  2003 and 2002, respectively, none of which was borne directly by customers.

Patents, Licenses & Trademarks

IPEC owns the following patents:

Description	Issue Date	Expiration Date	Patent Number

Tamper Evident Plastic Closure	01/31/1996	01/31/2013	5,487,481

Tamper Evident Resealable Plastic Closure	12/31/1996	12/31/2013	5,588,562

Description	Issue Date	Expiration Date	Patent Number

Tamper Evident Push-Pull Closure with Pour Spout	01/26/1999	07/24/2016	5,862,953

Tamper Evident Closure with Push-Pull Pour Spout (Continuation in part)	02/15/2000	09/11/2017	6,024,255

Snap-On Screw Off Closure	05/09/2000	10/31/2017	6,059,134

Tamper Evident Closure (Continuation in part)	06/06/2000	10/09/2017	6,070,766

Snap-On Tamper Evident Closure With Push-Pull Pour	06/13/2000	11/15/2016	6,073,809

Tamper Evident Closure (Continuation in part)	06/13/2000	04/28/2018	6,073,810

IPEC has additional patent submissions  pending for various new designs, as well as improvements to existing closure designs. All patents listed above are for rights protection in the United States. However, IPEC is also in the process of applying for international  patent  protection on several of its patents.

IPEC has also secured  licensing  arrangements  to produce other tamper evident  caps not of its own design.  IPEC has not paid any licensing fees in both 2003 and 2002.

Government Regulation

IPEC’s products are subject to regulation by the Food  and  Drug   Administration  and  other  agencies  with  jurisdiction  over effectiveness of tamper-resistant devices and other closures for dairy and other beverage  products.  A change in  government  regulation  could affect IPEC.  We cannot assure you that federal,  state,  or local  authorities  will not develop protocols  in  the  future  that  could  materially  increase  IPEC’s  costs  of manufacturing certain of its products.

Environmental Matters

Federal,  state, local and foreign governments could enact laws or regulations  concerning  environmental matters that increase the cost of producing,  or otherwise  adversely  affect the demand for,  plastic products.  Management  of IPEC is aware  that  certain  local  governments  have adopted  ordinances  prohibiting or  restricting  the use or disposal of certain plastic products that are among the types of products  produced by IPEC. If such prohibitions   or  restrictions   were  widely  adopted,   such  regulatory  and environmental  measures or a decline in consumer preference for plastic products due to  environmental  considerations  could have a material adverse effect upon IPEC and us. In addition,  certain of IPEC’s  operations are subject to Federal, state,  local  and  foreign  environmental  laws  and  regulations  that  impose limitations on the discharge of pollutants  into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes.

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

Employees

As of December 31, 2003, IPEC had 94 employees, all of which were full-time. None of the employees are represented by any labor unions.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Headquarters  for the  Company  and  IPEC,  as well as  IPEC’s  primary manufacturing  facility are located at Northgate  Industrial  Park,  New Castle, Pennsylvania. In December 1997, it added a second manufacturing facility located at 572 Industrial Parkway,  Brewton,  Alabama. The total square footage of these facilities is approximately 110,000 square feet. The facilities are mortgaged to a bank.

IPEC’s existing  facilities are capable of manufacturing  approximately 3.3 billion closures across the entire product line. For the year ended December 31, 2003 and 2002, approximately 1.4 and 1.1 billion closures were produced, repectively.  IPEC also outsources production on its 38mm push pull closure whereby a third-party approved by IPEC produced approximately 50 million closures for 2003.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common  stock has been quoted on the OTC  Bulletin  Board under the symbol “IPEC” since July 5, 2002.  The  following  table sets forth the range of high and low bid quotations  for each fiscal quarter since trading began.  These quotations reflect  inter-dealer  prices without retail mark-up,  mark-down,  or commissions and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING	HIGH BID	LOW BID

2002

September 30, 2002	$5.00	$1.30
December 31, 2002	$6.20	$4.70

2003

March 31, 2003	$5.00	$2.00
June 30, 2003	$2.20	$1.20
September 30, 2003	$2.80	$1.10
December 31, 2003	$2.75	$1.95

On March 16, 2004, the closing bid price for the common stock on the OTC Bulletin Board was $1.90.

At December 31, 2003, there were 1,215,000 shares of common stock issuable upon exercise of outstanding options.  The following table shows the number of options outstanding and their exercise price.

OPTIONS OUTSTANDING

Options	Exercise Price per Share

549,000	$1.15
660,000	$1.38
6,000	$5.00
—

1,215,000	$1.29

Holders

As of January 20, 2004, there were 82 record holders of our common stock.

Dividends

Since our inception, no cash dividends have been declared on our common stock.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Effective January 28, 2002, an arrangement was completed between Golden Hole and IPEC, whereby the shareholders of IPEC exchanged all of their common shares for 9,489,796 shares of Golden Hole common stock.

Following the acquisition, the former shareholders of IPEC held a majority of Golden Hole’s total issued and outstanding common shares; IPEC was thereby deemed to be the acquiror.  Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Golden Hole have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase.  The fair value of the net assets acquired is equal to their book values.

Critical Accounting Policies

General

The  preparation  of  consolidated   financial  statements  in  conformity  with accounting   principles   generally  accepted  in  the  United  States  requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.  We believe the policies and estimates  related to stock based compensation, revenue recognition, impairment  of  long-lived  assets, goodwill  and  intangible  assets,   and  inventory valuation  represent  our  critical accounting policies and estimates.  Future results may differ from our estimates under different assumptions or conditions.

In September 2003, the Company engaged Beard Miller Company LLP to perform audits on its financial statements for fiscal years ended December 31, 2003 and 2002.   In connection with the audit, the accompanying consolidated financial statements as of December 31, 2002 and for the year then ended have been restated from those previously issued to account for the issuance of 200,000 common stock warrants in November 2002, net of tax effects and to correct an error related to the Company’s tax provision in the amount of $199,871.  The restatement decreased net income for the fourth quarter and year ended December 31, 2002 by $348,071 and both basic and diluted income per share by $0.03.

Stock Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure on Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

Revenue Recognition

The Company recognized product revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.  Cash payments received in advance of product revenue are recorded as deferred revenue.

Impairments of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or the fair value less costs to sell.

Inventory Valuation

Inventories are stated at the lower of cost or market. The Company uses the first-in first-out (FIFO) method for determining the cost of its inventory. The Company will record an obsolescence reserve based upon its assessment of customer demand and alternative disposals methods.

Results of Operations

Overview

In 2003, we saw a substantial top-line improvement (25%) in the volume of business compared to 2002, and as we look ahead to 2004, we are planning for growth in annual revenue and progress in increasing overall gross profit margins. Our growth continues to be largely dependent on our developing reputation for service and quality in the industry combined with our decision to enter different closure style markets during fiscal 2003.  Throughout fiscal 2003, our margins were detrimentally affected primarily due to untimely movements in our resin commodity mover in comparison to corresponding customer price increases and the occurrence of non-recurring conversion costs for the new customer base obtained.  IPEC strives to meet and exceed all customer requirements and realizes that we do business in a very competitive marketplace.  Accordingly, we place continuous focus on delivering superior products and services as a staple to retain our existing customers and attract additional business.

During 2004, we plan to continue to streamline operations and refocus on core strategic areas within our closure business. In line with this effort, we have been exploring opportunities to further automate our already technologically advanced production process and mitigate Company risks associated with price fluctuations in its raw materials.  In addition, we are in the process of completing a 30,000 square foot warehouse expansion project on our Brewton, Alabama plant to minimize third party processing errors, warehousing costs and unnecessary freight charges.  This warehouse addition is scheduled for completion in May 2004 and is expected to increase efficiencies in overall production operations for that location.

Fiscal Years Ended December 31, 2003 and 2002.   Sales increased by $3,348,996 (25.7%) from the previous year and cost of goods sold also increased to $12,645,784 or 77.1% of sales, as compared to $9,441,839 or 72.3% of sales for 2002.  Revenues increased primarily due to the Company’s entry into new closure markets in 2003 primarily including the 38mm tail closure. The cost of resin, the raw material used to manufacture our products, increased significantly in both March and September of 2003 primarily triggered by increases in our supplier’s petroleum based feedstock.  We were not able to pass this increased cost to our customers through price adjustments until the second quarter of 2003 and the first quarter of 2004.  Management has taken steps to significantly mitigate this risk by restructuring the Company’s 2004 supply contracts whereby the commodity mover is more inline with that of the Company’s customer base.  This situation coupled with the continued consolidation of our customer portfolio and intensified market pricing competition resulted in lower profit margin percentages in comparison to the previous year.

Selling expenses for the year ended December 31, 2003 increased by $612,499 (79.0%) from the previous year due to the addition of new service and sales personnel. We also incurred initial conversion costs associated with our customers’ blow mold neck tooling to accommodate our closures.  In addition, with an increased customer base, our salespeople and service technicians incurred more visits to customer locations, thereby increasing travel, overtime labor and related expenses.

General and administrative expenses for the year ended December 31, 2003 increased by $191,126 (13.1%) from the previous year.  This increase reflects, among other items, the addition of two new Company executives, routine salary increases, investment banking fees, directors’ fees and the cost of complying with new regulations promulgated by the Securities and Exchange Commission offset by a $227,200 pre-tax charge for a one-time consultant warrant grant. The Company believes that it has in place a general and administrative infrastructure that will be able to sustain future sales growth and does not anticipate any significant personnel expansion in this area of operations.

Non-operating expenses decreased slightly by $36,161 (6.0%) for year ended December 31, 2003 as compared to the previous year primarily due to lower borrowing rates offset by a decrease in the amount of capitalized interest.

We accrued $62,195 of income taxes for the year ended December 31, 2003 using an effective rate of approximately 42%.  For fiscal 2002, income taxes of $274,871 were recorded using an effective rate of approximately 36%.  The difference in effective rates between periods is primarily due to permanent differences having a greater effect on the rate for 2003 due to the lower income before taxes.  As a result, we had net income for 2003 of $87,071, as compared to net income of $496,808 for 2002.

Liquidity and Financial Condition

Cash and Cash Equivalents.  At December 31, 2003, the Company had cash and cash equivalents of $627,916.   In addition, we had a working capital deficiency of $2,978,454, as compared to a deficiency of $1,383,276 at December 31, 2002, primarily due to increased accounts payable, bank line of credit and the current portion of long-term debt.  The Company had unused availability under its secured line of credit of $242,000 as of December 31, 2003.  As disclosed in footnote 17 to the consolidated financial statements, the Company has signed commitment letters and obtained board approval for two separate sale leaseback transactions.  These transactions are anticipated to generate between $1.6 and $2.0 million in cash flows upon their consummation.  Management believes that existing cash and cash equivalents together with anticipated cash flow from operations will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal 2004.  The Company may require additional funds to support operations and may seek to raise additional funds through debt financing or other sources.  There can be no assurance that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to the Company.

Operating Activities.  Our operations provided cash of $2,182,092 for the year ended December 31, 2003, as compared to the previous year when our operations provided cash of $1,763,390.  The increase in cash provided by operations during 2003 was due primarily to an increase in accounts payable and a decrease in our inventory levels offset by an increase in our accounts receivable balance.  The increases to accounts receivable are primarily due to an increase in our customer base and additional business commencing in the fourth quarter of 2003.

Investing Activities.  During the year ended December 31, 2003, we used $1,802,248 primarily for property, plant, and equipment, as compared to $2,266,958 during the previous year.

Financing Activities.  In 2003, we paid down capital lease obligations ($152,353) and notes payable ($1,513,326), while net borrowing an additional $1,830,000 on our bank line of credit, for net cash of $164,411 provided by financing activities.   A significant portion of funds borrowed on our line of credit were used to fund the creation of molds for new product lines with all molds active in production during 2003.  During the 2002 fiscal year, ($474,332) was used in financing activities comprised of net borrowings of $289,000 on our line of credit and a reduction in amounts due to related parties by ($700,000).

The Company competes in a very competitive marketplace that has observed significant price decreases in the past years.  The Company believes that such price level erosion experienced in recents years will eventually reverse.  However, there is no guarantee that such trend will occur and further price erosion could significantly affect the Company’s financial position and its results of operations in future periods.

Contractual Obligations

As of December 31, 2003, the Company’s concentration in variable rate debt instruments is approximately 76% of its total outstanding debt portfolio comprised of an average borrowing rate of 4.08%.   The Company’s fixed rate debt instruments bear an average rate of 7.54% as of December 31, 2003.  The following additional information regarding the Company’s contractual obligations is provided as of December 31, 2003:

	Payment Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current portion (1)	5,635,286	1,545,938	2,592,995	375,538	1,120,815
Bank line of credit (2)	4,380,000	4,380,000	—	—	—
Capital lease obligations (3)	92,109	75,795	12,298	4,016	—
Operating lease commitments (4)	37,575	26,650	10,925

(1)

The Company’s long-term debt bears fixed rates from 7.5% to 8.0%. Variable debt components bear interest at prime (4.0% as of December 31, 2003) or the five year treasury plus 275 basis points (6.0% as of December 31, 2003). The debt is securitized by various assets of the Company including its principal production facilities and certain equipment.

(2)

The Company’s bank line of credit is payable upon demand. Generally, it is securitized by an 80% loan to value ratio on the Company’s receivable, 50% on inventory cost and equipment balance not securitized under (1) above, subject to certain adjustments as defined in the debt indenture.

(3)	The Company has acquired certain machinery, office equipment and vehicles under non-cancelable capital lease obligations.

(4)	The Company leases certain office equipment and vehicles under operating leases.

Plan of Operations

IPEC’s primary strategy is to increase its plastic closure sales by aggressively increasing its market share in the non-carbonated beverage sector of the caps and closures industry.  Management has identified 4 areas of focus to support this strategy:

(i)	Continuing its commitment to research and development leading to new product innovations;

(ii)	Emphasizing customer support and total product solutions;

(iii)	Continuing to enhance low cost manufacturing capabilities; and

(iv)	Expanding sales initiatives.

Management of the Company believes that it has in place a significant portion of the capital and administrative infrastructure required to support growth up to three times its 2003 production levels. The Company intends to sustain its current capacity and increase its overall closure sales to approximately 4.0 billion closures within the next three years.  With the goal of this operating capacity, Company management projects the following capital expenditures through 2006:

Year	Description	Amount	Totals

2004	Machinery and equipment	$400,000
	Molds	200,000
	Alabama warehouse expansion	870,000

	Total 2004		$1,470,000

2005	Machinery and equipment	$400,000
	Molds	200,000

	Total 2005		$600,000

2006	Machinery and equipment	$400,000
	Molds	200,000

	Total 2006		$600,000

	TOTAL		$2,670,000

To provide the cash necessary to support this business plan through 2006, the Company anticipates that it will generate cash flow of $1.2, $1.5 and 1.7 million from operations during the next three years.  As disclosed further in footnote 17 to the consolidated financial statements, the Company anticipates consummating in May 2004 a sale-leaseback transaction for its two primary production facilities expected to generate between $1.6 and $2.0 million in free cash flow.  These proceeds accompanied with a conversion of a portion of its bank line of credit to a term note will enable the Company to execute its business plan and retire $3.3 million in debt obligations through 2006.

ITEM 7.  FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective July 25, 2003, Baier & Williams, LLP. (“Baier & Williams”) resigned as our independent accountant.  Baier & Williams informed us that it could no longer provide audit (or audit related) services to SEC registrants in as much as the firm had chosen not to register with the Public Company Accounting Oversight Board.

During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted any other accountant regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.

Baier & Williams audited our financial statements for the years ended December 31, 2002, 2001 and 2000.  Baier & Williams’ report for such periods did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period ending July 25, 2003, there were no disagreements with Baier & Williams on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baier & Williams, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements.  In addition, there were no such events as described under Item 304 of Regulation S-B during our two most recent fiscal years and the subsequent interim period ending July 25, 2003.

On September 8, 2003, the Company engaged Beard Miller Company LLP (Beard) as its new independent accountants. The decision to engage Beard was approved by the Company's Audit Committee.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934 is included under the captions “Proposal No. 1:–Election of Directors and Management Information” and “Ownership of Securities–Section 16(a) Beneficial Ownership Reporting Compliance” in our Information Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Our executive officers are:

Joseph Giordano, Jr	53	President and Director

Charles J. Long, Jr	42	Secretary, Treasurer and Director

Jay A. Martin	30	Vice-President of Operations

Shawn C. Fabry	26	Chief Financial Officer

          JOSEPH GIORDANO, JR. Mr. Giordano has been the President of IPEC since December  1994 and became the President and a director of our Company in January 2002.  Mr.  Giordano  has also  been the Chief  Executive  Officer  of  Giordano Construction  Company,  Inc.  (“Giordano  Construction”)  since 1998 until the present time and was the President of Giordano Construction from 1973 through 1998. Giordano Construction provides general,  commercial,  industrial and  telecommunications  construction services.  Since January 2000, Mr. Giordano has been a principal shareholder and director   of   Everclear    Communications,    LLC   (Walton,    Kentucky),   a telecommunication  construction services company through April 2003.

          CHARLES J. LONG,  JR. Mr.  Long has been the  corporate  Secretary  and Treasurer of IPEC since 1994 and became the Secretary,  Treasurer and a Director of our Company in January 2002.  Mr. Long has served as the President of E. Long Holdings  (New Castle,  Pennsylvania)  from 1984 through January 2002. E. Long Holdings is a private company that provides  paving  construction  services.  Since 1990, Mr. Long has been the President of Hackers Inc.  (Volant,  Pennsylvania),  a private  company that owns and manages several golf course facilities.

          JAY A. MARTIN.  Mr. Martin has been the Vice President of Operations of the Company since 2001.  Mr. Martin earned a Bachelor of Science in Mechanical Engineering along with additional education in Quality Management with a concentration in Metrology.  He began his professional career in the engineering department of International Plastics & Equipment Corp. in 1996.  He has held the following positions within the company in the order listed: CAD/Drafting Engineer, Engineering Manager, Corporate Purchasing Manager, Divisional Quality Assurance Manager, Corporate Quality Assurance Director, Plant Manager, Assistant Vice-President of Operations.  Mr. Martin is now responsible for all phases of operations for the Company including the Brewton, Alabama facility as well as the New Castle, Pennsylvania facility.  As such, he oversaw the entire ISO 9001-2000 certification process for IPEC.  Mr. Martin has been active in his local community, serving as the Head of Public Relations for the Lawrence County Big Brothers Big Sisters, as well as sitting on the Board of Director’s since 2001.  Mr. Martin is also an active member of the Lawrence County School to Work program as well as the Lawrence County Student Mentoring Program.

          SHAWN C. FABRY. Mr. Fabry became the Chief Financial Officer of the Company in July 2003.  Mr. Fabry holds a Bachelor of Science degree in accounting with a minor in business administration.  Mr. Fabry began his career with Arthur Andersen LLP where he spent three years as a senior auditor.  From 2002 to 2003, he worked as an audit manager for Ernst & Young LLP, Pittsburgh, Pennsylvania serving a prominent SEC client base and focus on strategic finance for developmental stage corporations.  Mr. Fabry is a member of the American Institute of Certified Public Accountants  (“AICPA”) and the Pennsylvania Institute of Certified Public Accountants (“PICPA”). He is also involved in various civic activities in Cranberry, Pennsylvania and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this item is included under the captions “Proposal No. 1:–Election of Directors–Director Compensation” and Executive Compensation and Related Information” in our Information Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Given time constraints and free personnel resources, we have not yet adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer.  We are currently working on the drafting and finalization of such document.

Once completed, we intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by disclosing such amendments or waivers on our internet site www.ipec.biz.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Equity Compensation Plan Information” in our Information Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption “Executive Compensation and Related Information–Certain Relationships and Related Transactions” in our Information Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Regulation S-B Number	Exhibit

2.1	Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (1)

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws (2)

4.1	Description of Series A Convertible Preferred Stock (3)

10.1	December 23, 1998 Loan Documents with First Western Bank (3)

10.2	January 13, 2000 Loan Documents with First Western Bank (3)

Regulation S-B Number	Exhibit

10.3	January 11, 2001 Loan Documents with Sky Bank (3)

10.4	February 25, 2002 Loan Documents with Sky Bank (3)

10.5	Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)

10.6	Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)

10.7	Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)

10.8	Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)

16.1	Letter from Andersen Andersen & Strong, L.L.C. (1)

21.1	Subsidiaries of the registrant (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated January 28, 2002, file number 0-30721.

(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, file number 0-30721.

(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

Reports on Form 8-K:  On November 14, 2003, the Registrant filed a current report on Form 8-K disclosing under Item 5 the filing of its restated financial statements. No financial statements were required to be filed with that Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 3:–Ratification of the Selection of Beard Miller Company LLP as Independent Auditors–Independent Auditor Fee Information” and “Audit Committee Approval Process” in our Information Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPEC HOLDINGS INC.

Date: March 30, 2004	By:	/s/ Shawn C. Fabry

Shawn C. Fabry, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President and Director (Principal Executive Officer)	March 30, 2004

Joseph Giordano, Jr. /s/

	Secretary, Treasurer and Director	March 30, 2004

Charles J. Long, Jr. /s/

	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

Shawn C. Fabry /s/

	Director	March 30, 2004

Thomas J. Giordano /s/

	Director	March 30, 2004

Mel Grata /s/

	Director	March 30, 2004

Donald L. Franty /s/

	Director	March 30, 2004

Terry L. Massaro /s/

	Director	March 30, 2004

Joseph J. Prishak /s/

Item 7.  FINANCIAL STATEMENTS

IPEC Holdings, Inc.
Consolidated Financial Statements
December 31, 2003 and 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
IPEC Holdings, Inc.
New Castle, Pennsylvania

        We have audited the accompanying consolidated balance sheets of IPEC Holdings, Inc. and subsidiary as of December 31, 2003 and 2002, and the related statements of consolidated operations, shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPEC Holdings, Inc. and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2, the Company has restated its financial statements to reflect the issuance of 200,000 common stock warrants in November 2002 and to correct an error related to the Company’s tax provision.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania
March 23, 2004

IPEC Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2003	As Restated December 31, 2002

Assets
Cash	$627,916	$84,661
Accounts Receivable, less reserves for doubtful accounts of $220,000 and $210,000, respectively in 2003 and 2002	1,873,245	937,168
Other Trade Related Receivables	284,009	183,812
Inventories	2,143,572	2,634,742
Deferred Tax Asset	102,108	—
Prepaid Expenses	51,040	5,549

Current Assets	5,081,890	3,845,932

Land	129,297	119,374
Buildings and Equipment	18,482,266	17,122,861
Construction In Progress	335,002	406,307
Accumulated Depreciation	(7,418,823)	(6,196,300)

Property, Plant & Equipment, Net	11,527,742	11,452,242

Patents, less accumulated amortization of $104,115 and $78,702 in 2003 and 2002	287,772	299,395
Other Assets	166,989	9,173

Other Assets	454,761	308,568

Total Assets	$17,064,393	$15,606,742

See accompanying notes to these consolidated financial statements.

IPEC Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2003	As Restated December 31, 2002

Liabilities and Shareholders’ Equity

Accounts Payable	$1,788,983	$800,753
Accrued Liabilities	201,639	109,281
Taxes Payable	—	16,426
Accrued Interest	8,261	31,657
Notes Payable - Current Portion	1,545,938	1,416,436
Bank Line Of Credit	4,380,000	2,550,000
Capital Lease Obligation - Current Portion	82,833	169,820

Current Liabilities	8,007,654	5,094,373

Capital Lease Obligation	9,276	74,642
Notes Payable - Long Term	4,089,348	5,732,086

Long Term Liabilities	4,098,624	5,806,728

Deferred Income Taxes	568,009	403,706

Commitments and Contingencies

Shareholders’ Equity

Preferred Stock, no par value, 25,000,000 shares authorized, no shares issued	—	—
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 9,972,912 shares issued and outstanding at December 31, 2003 and December 31, 2002	9,973	9,973
Additional Paid In Capital	4,377,994	4,376,894
Retained Earnings (Deficit)	2,139	(84,932)

Shareholders’ Equity	4,390,106	4,301,935

Total Liabilities and Shareholders’ Equity	$17,064,393	$15,606,742

See accompanying notes to these consolidated financial statements.

IPEC Holdings, Inc.
Statements of Consolidated Operations

	Year Ended December 31,
	2003	2002 As Restated

Sales	$16,395,664	$13,046,668

Operating Expenses
Cost of Goods Sold	12,645,784	9,441,839
Selling	1,386,030	773,531
General and Administrative	1,651,530	1,460,404

Operating Expenses	15,683,344	11,675,774

Operating Income	712,320	1,370,894

Non-operating Expense (Income)
Interest Expense	598,922	616,366
Other Income	(35,868)	(17,151)

Non-operating Expenses, net	563,054	599,215

Income Before Taxes	149,266	771,679
Income Taxes	62,195	274,871

Net Income	$87,071	$496,808

Average Shares of Common Stock - Basic	9,972,912	9,934,356

Average Shares of Common Stock - Diluted	10,242,459	10,142,946

Basic Net Income Per Share	$0.01	$0.05

Diluted Net Income Per Share	$0.01	$0.05

See accompanying notes to these consolidated financial statements.

IPEC Holdings, Inc.
Statements of Consolidated Cash Flows

	Year Ended December 31,
	2003	2002 - As Restated

Cash Flows from Operating Activities
Net Income	$87,071	$496,808
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,738,371	1,487,506
Deferred taxes	62,195	268,871
Provision for doubtful accounts	82,615	50,605
Issuance of common stock for services	—	25,000
Issuance of options for services	1,100	—
Issuance of common stock warrants for services	—	227,200
Changes in Assets and Liabilities
Accounts receivable	(1,018,692)	(129,288)
Other trade related receivables	(100,197)	15,947
Inventory	491,170	(785,229)
Prepaid Expenses	(45,491)	30,739
Other Assets	(157,816)	—
Accounts payable	988,230	22,092
Accrued liabilities	92,358	36,196
Taxes payable	(16,426)	(8,629)
Accrued interest	(23,396)	25,572

Net cash provided by operating activities	2,181,092	1,763,390

Cash Flows from Investing Activities
Purchases of property, plant & equipment	(1,788,458)	(2,211,937)
Investment in and development of patents	(13,790)	(6,841)

Net cash used in investing activities	(1,802,248)	(2,218,778)

Cash Flows from Financing Activities
Borrowings on bank line of credit	2,330,000	2,815,362
Repayments of bank line of credit	(500,000)	(2,526,362)
Payments on capital lease obligations	(152,353)	(124,709)
(Payments) borrowings on notes payable	(1,513,236)	61,377
Decrease in amounts due to related parties	—	(700,000)

Net cash provided (used) by financing activities	164,411	(474,332)

Net Increase / (Decrease) in cash	543,255	(929,720)
Cash - beginning of period	84,661	1,014,381

Cash - end of period	$627,916	$84,661

Cash paid for interest, net of capitalized interest of $21,500 and $37,000, respectively	$600,818	$553,794

Cash paid for income taxes	$—	$14,629

See accompanying notes to these consolidated financial statements.

IPEC Holdings, Inc.
Statement of Consolidated Shareholders’ Equity
For the Years Ended December 31, 2003 and December 31, 2002 (as restated)

	Preferred Shares Outstanding	Common Shares Outstanding	Common Stock Warrants	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Total

Balance at December 31, 2001	—	9,489,796	—	$—	$9,490	$4,125,177	$(581,740)	$3,552,927

Stock issued in connection with reverse merger	—	465,000	—	—	465	(465)	—	—
Issuance of Common Stock for services	—	18,116	—	—	18	24,982	—	25,000
Issuance of Common Stock Warrants for services	—	—	200,000	—	—	227,200	—	227,200
Net Income	—	—	—	—	—	—	496,808	496,808

Balance at December 31, 2002 - As Restated	—	9,972,912	200,000	$—	$9,973	$4,376,894	$(84,932)	$4,301,935

Issuance of Options for services	—	—	—	—	—	1,100	—	1,100
Net Income	—	—	—	—	—	—	87,071	87,071

Balance at December 31, 2003	—	9,972,912	200,000	$—	$9,973	$4,377,994	$2,139	$4,390,106

See accompanying notes to these consolidated financial statements.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

1.  Description of Business

IPEC Holdings, Inc. (the “Company” or “IPEC”) manufactures and sells tamper evident plastic closures.  These closures are predominantly used in the bottling of non-carbonated beverages including bottled water, milk, fruit and sports drinks.  The Company also designs and manufactures capping equipment.  IPEC’s customer base primarily consists of dairy and bottled water manufacturers both domestically and internationally. The Company’s two principal manufacturing facilities are located in the United States of America in Pennsylvania and Alabama.

2.  Restatement of 2002 Consolidated Financial Statements

In September 2003, the Company engaged Beard Miller Company LLP to perform audits on its financial statements for fiscal years ended December 31, 2003 and 2002.   In connection with the audit, the accompanying consolidated financial statements as of December 31, 2002 and for the year then ended have been restated from those previously issued to account for the issuance of 200,000 common stock warrants in November 2002, net of tax effects and to correct an error related to the Company’s tax provision in the amount of $199,871.  The restatement decreased net income for the fourth quarter and year ended December 31, 2002 by $348,071 and both basic and diluted income per share by $0.03.

3.  Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of Financial Accounting Standards Board’s (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. Among other provisions, prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs will no longer be treated as extraordinary items. The impact of adopting SFAS No. 145 did not have any impact on the Company’s consolidated financial statements for the fiscal year 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective prospectively for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have any impact on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective January 31, 2003 and upon adoption the Company has determined that it does not have any variable interest entities as defined in FIN 46.

Effective May 1, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It primarily requires that an issuer classifies financial instrument that is within its scope and previously classified as equity as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have any effect on the Company’s results of operations or financial condition.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

In January 2003, the EITF released Issue No. 00-21, (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently assessing the impact, if any, the adoption of EITF 00-21 will have on Company’s results of operations or financial condition.

4.   Summary of Significant Accounting Policies

Principals of Consolidation

The Consolidated Financial Statements include the accounts of IPEC Holdings, Inc. and its wholly-owned subsidiary International Plastics and Equipment Corporation.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.  Cash and cash equivalents are maintained with primarily one financial institution.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Estimates are used for allowance for doubtful accounts and sales returns, inventory allowances, impairment of long-lived assets, stock compensation, income taxes, loss contingencies and intangible assets.   Actual results could differ materially from these estimates.

Employee Stock Option Plans

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure and Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

The Company is required under SFAS 123, to disclose pro forma information regarding option and warrant grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

	Year Ended December 31, 2003	Year Ended December 31, 2002

Net Income - as reported	$87,071	$496,808
Compensation expense options - net of tax	246,306	129,492
Compensation expense warrants - net of tax	—	148,200
Compensation recorded in financial statement -net of tax	(680)	(148,200)

Net Income (Loss) - pro forma	$(159,915)	$367,316

Basic Net Income Per Share - as reported	$0.01	$0.05

Diluted Net Income Per Share - as reported	$0.01	$0.05

Basic Net Income (Loss) Per Share - pro forma	$(0.02)	$0.04

Diluted Net Income (Loss) Per Share - pro forma	$(0.02)	$0.04

The value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options.

Computation of Net Income per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive.  Dilutive potential common shares primarily consist of employee stock options and warrants.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 269,547 and 208,590 for the year ended December 31, 2003 and 2002, respectively.

Revenue Recognition

The Company recognized product revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.  Cash payments received in advance of product revenue are recorded as deferred revenue.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Contingent Rebates

The Company has entered into multiple contracts with its suppliers that provide for retroactive rebates if negotiated breakpoint of purchases is obtained.   The Company only records such rebates as an offset to its cost of sales when the quantitative breakpoint is actually obtained.

Inventory Valuation

Inventories are stated at the lower of cost or market. The Company uses the first-in first-out (FIFO) method for determining the cost of its inventory. The Company will record an obsolescence reserve based upon its assessment of customer demand and alternative disposals methods.

Shipping

Amounts billed to customers for shipping related fees are recorded as revenues.  Shipping costs incurred by the Company are recorded as cost of sales in the accompanying statements of operations.  For the years ended December 31, 2003 and 2002, the Company recorded shipping revenues of approximately $411,000 and $371,000, respectively.

Concentrations

Cash and Cash equivalents are maintained with primarily one financial institution.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company performs ongoing credit evaluations of its customers and with the exception of certain financing related transactions, does not require collateral from its customers.  The Company’s customer base consists primarily of dairy and bottled water manufacturers in the United States, Canada and the United Kingdom.

The Company receives certain raw materials from sole suppliers.   The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results.  The Company believes that the long-term effect of any supplier concentration risk is significantly mitigated by the amount of replacement suppliers that are readily available in the marketplace.

The majority of the Company’s products are produced from plastic resin.  Resin pricing is subject to periodic price fluctuations primarily resulting from shortages in supply and fluctuations in feedstock petrochemical products.  The Company’s agreements with its customers include adjustment clauses to pass price changes on to its customer base.

In calendar year 2003, one customer accounted for approximately 16% of net sales and one other customer amounted to 11% of net sales.  During calendar year 2002, sales to one customer amounted to 20% of net sales and sales to two other customers each amounted to 10% of net sales.

Depreciation

Property, plant and equipment are stated at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Depreciable Life Years

Buildings	40
Machinery and equipment	5 – 10
Office furniture and equipment	7

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Depreciation charged to operations was approximately $1,713,000 and $1,476,000 for the years ended December 31, 2003 and 2002, respectively.  Of those amounts, approximately $1,645,000 and $1,420,000, respectively, were included in cost of goods sold.

Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred.  The Company capitalized $21,500 and $37,000 of interest in connection with buildings and equipment under construction in calendar years 2003 and 2002, respectively.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or the fair value less costs to sell.

Advertising

The Company expenses all advertising costs as incurred.  Such costs were insignificant in 2003 and 2002.

Intangible Assets

The Company’s intangible assets include finite-life patents that are amortized over the shorter of their legal or estimated useful lives.  Amortization expense for these intangible assets was $25,400 and $21,900 for 2003 and 2002, respectively.  The following represents the estimated future amortization expense for these intangible assets as of December 31, 2003:

Fiscal Year	Amount

2004	$25,600
2005	25,600
2006	25,600
2007	25,600
2008	25,600
Thereafter	159,772

Total	$287,772

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

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Foreign Currency Translation

The Company’s has no foreign subsidiaries and uses the United States Dollar as its functional currency.  Translation gains and losses result from changes in exchange rates between the functional currency and the currency in which the Company’s customers denominate transactions.  Translation gains and losses are not considered significant.

Seasonality

The Company’s sales and earnings are subject to a seasonal pattern as a result of greater bottled water sales volumes during the summer months.  Approximately 27% and 41% of sales occurred between May and August in calendar years 2003 and 2002, respectively.

Segment Information

The Company’s primary operations are in one segment - the manufacture of injection molded thermoplastic components used primarily as closures for containers in the non-carbonated beverage industry.   All of the Company’s production operations are in the United States of America.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

5.  Business Combination

On January 28, 2002, the Company (“Acquiror”) closed on a share exchange agreement that resulted in the acquisition of International Plastics & Equipment Corp (“IPEC”). In connection with this share exchange agreement, IPEC became a wholly owned subsidiary of the Company and the Company issued 9,489,796 shares of its common stock to the shareholders of IPEC.

At the time of the share exchange, the Acquiror had no net assets or operations.  Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of the Acquiror have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase.  As the net assets acquired consisted solely of working capital items, the application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” did not have any significant effect on the consolidated financial position or results of operations to the Company.

6.  Balance Sheet Details

	December 31, 2003	December 31, 2002

Inventories:
Raw Materials	$595,180	$314,090
Work in Process	66,725	325,814
Finished Goods	1,563,542	2,454,838
Reserve for Obsolescence	(81,875)	(460,000)

Total	$2,143,572	$2,634,742

Other Assets:
Deferred Transaction Costs	$110,989	$—
Long-term Equipment Receivable	56,000	—
Miscellaneous items	—	9,173

Total	$166,989	$9,173

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Primarily due to efficiencies gained in its production processes, the Company has reduced the carrying value of its net inventory by approximately 20%.   In December 2003, the Company disposed or sold at reduced pricing a significant portion of its inventory which was previously reserved as of December 31, 2002.   The disposal benefited the Company by increasing available warehousing space at both of its primary production facilities and maximizing inventory tax deductions.  The Company is permitted to borrow under its secured line of credit up to 50% of the value of all components of its inventory.

7.  Debt

Secured Line of Credit

On January 13, 2000, the Company entered into a demand line of credit with a financing institution.  The line bears interest at prime with interest only on the unpaid principal balance paid monthly.  The borrowing base is secured by inventory, receivables and all intangible assets.  During 2003, the maximum borrowing base for this line was increased from $3,500,000 to $5,500,000 to partially fund an additional $1,900,000 for the purchase of certain closure molds.  As a result of the increase, the molds were added as securitized collateral under the line of credit.   Actual availability under the line is based primarily on a combination of the health of the Company’s receivable portfolio and 50% of the inventory balance plus $1.9 million.   As of December 31, 2003, the Company had total borrowing capacity of $4,622,000 related to this secured line of credit.

The interest rate as of December 31, 2003 and 2002 was is 4.0% and 4.5%, respectively.   There was $4,380,000 and $2,550,000 outstanding under this agreement at December 31, 2003 and 2002, respectively.   The average dollar amount of the borrowings and the average interest on its line of credit was $4,207,000 and $2,120,000 and 4.1% and 4.3% for the years ending December 31, 2003 and 2002, respectively.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Permanent Debt

Permanent debt at December 31, 2003 and 2002 was comprised of the following:

	2003	2002

7.90% note due January 1, 2006, payable in monthly installments, secured by equipment	$470,839	$676,019

7.90% note due January 1, 2006, payable in monthly installments, secured by equipment	305,911	443,297

7.90% note due May 1, 2006, payable in monthly installments, secured by equipment	359,667	492,991

7.50% fixed interest rate note through January 1, 2004, with reset rates on January 1, 2004 and every 60 months thereafter to US 5-year treasury plus 275 basis points until maturity on January 1, 2012, payable in monthly installments, secured by real property	815,831	886,922

7.50% variable interest rate note at prime, due July 1, 2005, payable in monthly installments, secured by molds	558,195	1,017,073

7.75% note due January 15, 2005, payable in monthly installments, secured by a general assignment of all assets	331,505	541,218

Variable note at prime due January 15, 2006, payable in monthly installments of $19,792 with a final payment of approximately $1,190,000 at termination, secured by general business assets and cross collateralized with other notes payable	1,662,496	1,900,000

7.0% fixed interest rate note through March 15, 2007, thereafter reset to FHLB 5-year plus 275 basis points until maturity on August 15, 2017, payable in monthly installments, secured by the Company’s warehouse expansion	1,089,433	1,135,383

6.40- 7.10% notes, due October, 2005 - June, 2007, payable in monthly installments, secured by Company vehicles	41,409	55,619

Subtotal	5,635,286	7,148,522
Less - current portion of long-term debt	(1,545,938)	(1,416,436)

	$4,089,348	$5,732,086

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

With the exception of the notes secured by Company vehicles, these notes are all payable to the same bank.  Various loans and the secured line of credit contain certain financial covenants and other restrictions.  The covenants include the (i) maintenance of a defined tangible net worth of not less than $3,000,000 (ii) defined leverage ratio not greater than 2.5 to 1 computed as a relationship of total liabilities to tangible net worth with debt subordinated in favor of the bank deemed as equity and (iii) a debt service coverage ratio greater than 1.2 to 1.  As of December 31, 2003, the Company was not in compliance with two of the three financial covenants.   The lender has granted a temporary waiver on these covenants through January 1, 2005.   The lender has required the ratio’s to be recomputed using the financial information contained in the Company’s audited 2004 consolidated financial statements.   The Company projects to be in compliance with such covenants at that time.

Payments on permanent long-term debt in future years are as follows:

Calendar Year	Debt Reduction

2004	$1,545,938
2005	1,140,288
2006	1,452,707
2007	184,364
2008	191,174
Thereafter	1,120,815

Total Debt Reduction	$5,635,286

Interest Rates

The Company’s has its debt portfolio concentrated at approximately 76% in variable rate interest loans as of December 31, 2003.  The following table provides information on the Company’s interest rate structure as of December 31 2003.

2003

Fixed Rate Debt and Capital Lease Obligations (1)
Principal	$2,460,798
Weighted Average Rate	7.54%

Variable Rate Debt
Principal	$7,644,429
Weighted Average Rate	4.08%

(1) See Note 11 relating to capital lease obligations.

For purposes of the above table, hybrid debt instruments where the reset rate on a portion of the unamortized principal is not known as of December 31, 2003, the Company has included the variable portion of the unamortized debt at reset as a variable rate instrument

The Company is required to have a financial guarantee surety bond to cover its goods and services tax to conduct exporting services into Canada (GST Tax).  The surety bond issuer requires protection under a letter of credit.   As of December 31, 2003 the letter of credit had an unused balance of $32,000 USD and expiration date of January 30, 2005.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

8.  Preferred Stock

The Company has a single class of Preferred Stock.  On April 4, 2002, the shareholders adopted Restated Articles of Incorporation (effecting the name change to IPEC Holdings, Inc.) and authorized additional capital stock increasing the amount to 25,000,000 shares of Preferred Stock, $.001 par value per share.

One million shares were sold for $1,000,000 in January 2000. The shares of stock were issued without registration in reliance on an exemption in federal securities laws that permit issuance of stock without registration of the securities.  On March 28, 2001, the Company entered into an agreement with the holder of the preferred stock to repurchase the shares of stock for $1 million to be paid in installments ranging from $100,000 to $250,000 beginning in March of 2001 through September 30, 2001.

The repurchase agreement includes a provision for a one-time additional payment to be made by the Company to the holder of the preferred stock should, before March 28, 2004, the Company’s capital structure change as a result of an infusion of additional equity.  The amount of the payment is $50,000 if the capital infusion reaches $2,000,000 and a pro-rata payment up to $150,000 for up to $4,000,000 of capital infusion.  The Company did not reach this funding level by March 28, 2004 to trigger the payment amount.

9.  Shareholders’ Equity

Common Stock

The Company has a single class of Common Stock, par value $.001 with 100,000,000 shares authorized and 9,972,912 shares issued and outstanding as of December 31, 2003.

On December 31, 2001, IPEC sold 1,193,906 shares (restated for the effect of the share exchange described in Note 5) of its common stock for aggregate cash proceeds of $1,295,235.  The shares of stock were issued without registration in reliance on an exemption in federal securities laws that permits issuance of stock without registration of the securities.

On March 1, 2002, the Company issued 18,116 shares of its common stock valued at $1.38 per share to a firm serving as its investment advisor.  The shares issued resulted in before tax compensation expense of $25,000 in the accompanying consolidated statement of operations.

On February 10, 2003, one of the two principal shareholders transferred 4,124,998 shares of the Company’s stock to a limited partnership in exchange for an interest in that limited partnership.  On April 24, 2003, the partnership transferred 4,024,998 shares of the Company’s stock back to the same individual.

Two individuals who are officers and directors of the Company own approximately 82% of the shares of the Company’s common stock, in substantially equal amounts.

Employee Stock Option Plan

In April 2002, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the “2002 Stock Option Plan” or  “Plan”).  Under this Plan, the Company may grant options to employees, officers, consultants, or directors of the Company or its subsidiaries. The Plan will remain in effect until terminated, however, no options will be granted after the tenth anniversary of the plan’s adoption by the Board. As amended by the Board of Directors on July 25, 2003 and subject to shareholder approval, the aggregate number of shares under option may not exceed a number equal to the greater of (i) 20% of the number of shares of common stock outstanding at the end of the Corporation’s last completed fiscal year or (ii) 1,750,000.   All options granted under the Plan expire ten years from the grant date.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Stock Option Grants

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123.  It applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

On May 21, 2002, the Company granted 60,000 options with an exercise price of $1.38 per share to two employees of the Company.  These options vest 40% immediately, 40% on May 21, 2003 and 20% on May 21, 2004.

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

On July 25, 2003, the Company granted 549,000 stock options with a exercise price of $1.15 to certain employees and one consultant.  The consultant grant of 1,000 shares was valued under the provisions of SFAS No. 123 at $1,100 using a Black Scholes valuation model.  The consultant grant was expensed in the accompanying consolidated statement of operations for the year ended December 31, 2003.   The options vesting schedule is set forth in the following table:

Vesting Date	Shares

July 25, 2003	24,000
December 31, 2003	150,000
December 31, 2004	125,000
December 31, 2005	125,000
December 31, 2006	125,000

Total granted shares	549,000

Dilutive Effect of Options

	2003	2002

Basic Average Shares of Common Stock	9,972,912	9,934,356
Granted and Assumed	549,000	666,000
Canceled	—	—

Net Options Granted	549,000	666,000
Grant Dilution	5.5%	6.7%

Exercised	—	—
Exercise dilution	0.0%	0.0%

The percentage for grant dilution is computed based on options granted and assumed less options canceled as a percentage of the weighted average common stock outstanding during the year.  The percentage for exercise dilution is computed based on options exercised as a percentage of the weighted average common stock outstanding during the year.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

General Option Information

A summary of option activity follows.  During fiscal 2003 and 2002, a total of 800,000 and 950,000 shares, respectively, of the Company’s common stock have been reserved for issuance under the Plan. The following is a schedule of option and warrant activity from December 31, 2001 to December 31, 2003:

	Dilutive Securities Available for Grant	Options

December 31, 2001	—	—
Initial shares reserved	950,000	—
Granted	(666,000)	666,000
Forfeitures	—	—
Exercised	—	—
Additional shares reserved	—	—

December 31, 2002	284,000	666,000

Granted	(549,000)	549,000
Forfeitures	—	—
Exercised	—	—
Additional shares reserved	800,000	—

December 31, 2003	535,000	1,215,000

The following table summarizes significant ranges of outstanding and exerciseable options as of December 31, 2003:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Exercise Price	Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregated Instrinsic Value	Number Exerciseable	Weighted- Average Exercise Price per Share	Aggregated Instrinsic Value

	—	—	—	—	—	—	—
$1.15	549,000	9.60	$1.15	411,750	174,000	$1.15	130,500
$1.38	660,000	8.50	$1.38	343,200	348,000	$1.38	180,960
$5.00	6,000	9.00	$5.00	—	6,000	$5.00	—
		—	—	—		—

	1,215,000	9.00	$1.29	754,950	528,000	$1.34	311,460

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $1.90 as of December 31, 2003.  The total number of in-the-money options exerciseable as of December 31, 2003 was 522,000 shares and the weighted-average exercise price was $1.30 per share.

Pro Forma  Information

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002

Expected Dividend	—	—
Risk-free interest rate	4.22%	3.75%
Expected Volatility	122.00%	20.00%
Expected Life (Years)	10	10

The fair value of each option computed under this method is $1.10, $0.55, $0.55, and $2.00 for the grants at July 25, 2003, May 21, 2002, July 1, 2002 and December 13, 2002, respectively.

At December 31, 2003, the Company has one stock-based employee compensation plan (described above).  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The table presented in Note 4 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s stock options and warrants had characteristics significantly different from those of unrestricted traded options for the entire year ended December 31, 2002.  The majority of the stock restrictions were released during the first quarter of fiscal 2003.

Dilutive shares outstanding include the dilutive impact of in-the-money options and warrants, which is calculated based on the average share price for each fiscal period using the treasury stock method.  Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares.  In fiscal 2003, the dilutive impact of in-the-money employee stock options was approximately 270,000 shares or 3% of the basic shares outstanding based on the Company’s average stock price of $2.22 per share.

Warrants

On November 14, 2002, the Company as approved by its Board of Directors issued 200,000 common stock warrants to its investment advisor for services received.  Each warrant allows the purchase of one share of common stock for $5.00 and all of the warrants vest immediately.  The aggregate fair value of these warrants was calculated to be $227,200 using the Black-Scholes option-pricing model with the following assumptions: market value of stock $5.00; dividend yield 0%; expected volatility of 20%; risk-free interest rate of 3.75%; and expected life of 4 years.

The deemed exercise of common stock warrants has not been included in the calculation since the effects are anti-dilutive.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

10.  Income Taxes

The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.

The components of the provision for income taxes were as follows:

	Year ended December 31, 2003	Year ended December 31, 2002 (as restated)

Federal income taxes:
Current provision	$—	$—
Deferred provision	52,957	262,371
State income taxes:
Current provision	—	6,000
Deferred provision	9,238	6,500

Total	$62,195	$274,871

The components of the deferred tax assets (liabilities) are as follows:

	Year ended December 31, 2003	Year ended December 31, 2002 (as restated)

Assets:
Allowance for doubtful accounts	$71,245	$—
Net operating losses	357,306	57,180
Inventory obsolescence reserve	30,863	—
Equity compensation	86,059	85,644

Total deferred tax assets	$545,473	$142,824

Liabilities:
Property basis difference	$1,011,374	$546,530

Total deferred tax liabilities	$1,011,374	$546,530

Net deferred tax liability	$(465,901)	$(403,706)
Current portion	102,108	—

Long-term deferred tax liability	$(568,009)	$(403,706)

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

	Year ended December 31, 2003	Year ended December 31, 2002 (as restated)

Federal statutory rate	34.00%	34.00%

Income tax at statutory rate	$50,750	$262,371

Effect of:
State and other income taxes, net of federal tax benefit	5,482	8,250
Non-deductible meals and entertainment	3,827	4,250
Non-deductible life insurance	2,136	—

Provision for income taxes	$62,195	$274,871

As of December 31, 2003, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $872,000 and $940,000, respectively.   If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2023 and the state net operating losses in fiscal 2021.

11. Leases

Operating Leases

The Company leases certain manufacturing equipment under operating leases expiring at various dates through 2004.  Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Total lease expense amounted to $32,404 and $63,300 in 2003 and 2002.

Capital Leases

The Company leases a building and certain manufacturing and office equipment under capital leases expiring at various dates through 2007.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

The asset value and related liability for capital leases have been reflected in the accompanying Consolidated Balance Sheets is as follows:

		2003	2002

Asset Value		$873,675	$881,632
Less -	Accumulated Depreciation	(254,483)	(206,915)

	Net Book Value	$619,192	$674,717

	Capital Lease Obligation	$92,109	$244,462

Approximately $64,508 and $55,100 have been charged against operations for depreciation and interest associated with capital leases in 2003 and 2002, respectively.

Future Minimum Lease Payments

Minimum lease payments required for future years are as follows:

Calendar Year	Operating Leases	Capital Leases

2004	26,650	75,795
2005	9,364	5,613
2006	1,561	6,685
2007	—	4,016
2008	—	—
Therafter	—	—

Total Lease Payments	$37,575	$92,109

12. Earnings Per Share

Earnings per share have been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003 and 2002:

	2003	2002

Net income	$87,071	$496,808

Weighted average shares outstanding for basic earnings per share	9,972,912	9,934,356

Basic earnings per share	$0.01	$0.05

Adjustment to weighted average shares outstanding for - exercise of vested stock options	269,547	208,590

Increase in weighted average shares outstanding	269,547	208,590

Diluted earnings per share	$0.01	$0.05

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Employee stock options to purchase approximately 6,000 and 0 shares, in fiscal 2003 and 2002, respectively, and warrants to purchase 200,000 shares in both 2003 abd 2002 were outstanding, but were not included in the computation of dilutive earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been antidilutive. In addition, the Company had 535,000 and 284,000 shares of authorized but unissued options available for grant as of December 31, 2003 and 2002, respectively.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

13.  Related Parties

Related party transactions are primarily with the following entities, related to the Company by common ownership (i) Giordano Construction Co., Inc., for which the Company fabricates certain products and from which the Company obtains building and construction services and (ii)  L&G Properties, from which the Company leases equipment.

These related party transactions consist of the following:

	2003	2002

Transactions with Giordano Construction Co., Inc.
Sales	$18,748	$4,153

Purchases	$8,245	$—

Transactions with L&G Leasing
Leasing of Equipment	$49,668	$56,050

In March 2003, the Company had received a $650,000 advance from one of its two principal stockholders.  The Company paid the entire outstanding balance on April 3, 2003.

Two of the Company's principal shareholders have personally guaranteed all Company debt. In additon, all advances made by the principal shareholders are subordinated to the bank’s interest.

14.  Employee Benefit Plans

The Company maintains a defined contribution plan (401(k) Plan) covering substantially all employees. Employees can contribute from 1% to 15% of their annual compensation to the 401(k) Plan.   Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service.  Employees are eligible to participate in the 401(k) Plant following 1 year of continuous service and may enter the 401(k) Plan on January 1 or July 1.  The Company currently matches 20% of the first 5% of eligible earnings contributed by employees.  Matching contributions vested on a tiered structure are based on the employee’s years of service.  Matching contributions under the Plan for 2003 and 2002 were approximately $7,200 and $6,800, respectively.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

15.  Segment Information

The Company’s primary operations are in a single business segment and substantially all assets and operations are located in the United States of America.  The Company conducts business globally, but is managed out of its corporate headquarters in New Castle, Pennsylvania.

The Company’s sales to customers in the United States comprised 84% and 82% in 2003 and 2002, respectively.  Other customers are located principally in Canada (9%), England (6%), Ireland, Bahamas and the West Indies. Segment revenue is determined based on the country where the sale originates; accordingly, all sales are deemed to be in the United States.

Property and equipment information is based on the physical location of the assets.  The following table presents property and equipment information for geographic area:

	2003	2002

Property and Equipment, net
United States	$11,432,104	$11,320,874
England	95,638	131,368

Total	$11,527,742	$11,452,242

16.  Commitments and Contingencies

The Company is subject to various legal proceedings and claims arising out of the normal course of business.  Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the Company’s financial position.  However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

17.  Subsequent Events

On November 13, 2003, the Company obtained approval from its Board of Directors and signed commitment letters to consummate two separate sale leaseback transactions.  These transactions are for the Company’s two primary production facilities in Brewton, Alabama (the “Alabama Transaction”) and New Castle, Pennsylvania (the “Pennsylvania Transaction”).  Upon closing, the properties will be transferred to two separate single purpose entities maintained by the Lessor.  Both transactions have a projected closing date of May 2004 and are subject to the Lessor’s due diligence requirements and Investment Committee approval.  On March 18, 2004, both transactions received Lender Committee approval.

The net purchase price for the Alabama Transaction is expected to be $1,750,000 which includes proceeds of $870,000 to fund the construction of a 30,000 square foot warehouse addition to the building.   This transaction is secured by a secured letter of credit totaling $1,680,000 and is automatically renewable on an annual basis subject to Lender approval.  As security for such letter of credit, the Company is expected to fund approximately $400,000 to a a restricted escrow account evenly over a 60 month period to be released to the Company after the 60th month contingent upon a satisfactory financial review performed by the lending institution. Primarily as a result of the secured letter of credit, the Company anticipates treating this as a financing transaction under the provisions of Statement of Financial Accounting Standards No. 98, “Accounting for Leases” and, subject to the actual closing date, recording an incremental debt obligation related to this transaction of $1,650,000.   Annual rental payments will be based on combination of a fixed market  component subject to agreed upon reset provisions and a 29.30% weighted 3-month LIBOR plus 165 basis points (the “Rental Rate”).   The annual rent will then be determined by multiplying the gross purchase price of the property by the Rental Rate for the 29.5 year term of the lease.

IPEC HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

The net purchase price for the Pennsylvania Transaction is expected to be $3,450,000.   This Company expects to record, subject to the actual closing date, a reduction in its existing debt obligations of $1,900,000 related to this transaction.   The Pennsylvania Transaction is expected to be treated as an operating lease and will generate an initially deferred pre-tax gain of $1,200,000.   The gain will be amortized prospectively in proportion to the gross rental charged to expense over the lease term. Annual rental payments will be based on combination of a fixed market component subject to agreed upon reset provisions and a 29.30% weighted 3-month LIBOR plus 165 basis points (the “Rental Rate”).   The annual rent will then be determined by multiplying the gross purchase price of the property by the Rental Rate for the 29.5 year term of the lease.

As of December 31, 2003, the Company had deferred transaction costs of $110,989 associated with this transaction.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts	Allowance for Inventory

Year Ended December 31, 2002:
Balance at beginning of fiscal year	$188,250	$500,000
Charged (Netted) to Expense	50,605	(40,000)
Deductions	28,855	—

Balance at end of fiscal year	$210,000	$460,000

Year Ended December 31, 2003:
Balance at beginning of fiscal year	$210,000	$460,000
Charged to Expense	82,615	150,655
Deductions	72,615	528,780

Balance at end of fiscal year	$220,000	$81,875