Form 10QSB
period 2004-03-31
IPEC HOLDINGS INC
filed 2004-05-12
CIK 1114749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-QSB

(Mark One)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to __________________

Commission file number 0-30721 IPEC HOLDINGS INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0621339 (IRS Employer Identification No.)

Northgate Industrial Park, 185 Northgate Circle, P.O. Box 5311
New Castle, Pennsylvania 16105
(Address of principal executive offices)

(800) 377-4732
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

9,972,912 shares of Common Stock, $0.001 par value, as of
May 3, 2004

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPEC Holdings Inc. Condensed Consolidated Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003

Assets
Cash	$88,587	$627,916
Accounts Receivable, less allowance for doubtful	1,689,766	1,873,245
accounts of $205,000 and $220,000, respectively
Other Trade Related Receivables	366,795	284,009
Inventories	3,125,589	2,143,572
Deferred Tax Asset	111,909	102,108
Prepaid Expenses	124,886	51,040

Current Assets	5,507,532	5,081,890

Land	129,297	129,297
Buildings and Equipment	18,713,943	18,482,266
Construction In Progress	797,896	335,002
Accumulated Depreciation	(7,858,352)	(7,418,823)

Property, Plant & Equipment, Net	11,782,784	11,527,742

Patents, less accumulated amortization of	281,373	287,772
$110,514 and $104,115, respectively
Other Assets	230,572	166,989

Other Assets	511,945	454,761

Total Assets	$17,802,261	$17,064,393

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

IPEC Holdings Inc. Condensed Consolidated Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003

Liabilities and Shareholders’ Equity

Accounts Payable	$1,731,916	$1,788,983
Accrued Liabilities	489,615	201,639
Accrued Interest	7,654	8,261
Related Party Payable	578,312	—
Current Portion of Long-term Debt	1,482,738	1,545,938
Bank Line Of Credit	4,380,000	4,380,000
Current Portion of Capital Lease Obligation	68,002	82,833

Current Liabilities	8,738,237	8,007,654

Deferred Income Taxes	678,599	568,009
Capital Lease Obligation	30,907	9,276
Long-term Debt	3,812,563	4,089,348

Long-term Liabilities	4,522,069	4,666,633

Commitments and Contingencies

Preferred Stock, no par value, 1,000,000 shares
authorized, no shares issued
Common Stock, par value $0.001 per	9,973	9,973
share, 100,000,000 shares authorized,
9,972,912 shares issued and
outstanding at March 31, 2004
and December 31, 2003
Additional Paid In Capital	4,377,994	4,377,994
Retained Earnings	153,988	2,139

Shareholders’ Equity	4,541,955	4,390,106

Total Liabilities and Shareholders’ Equity	$17,802,261	$17,064,393

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

IPEC Holdings Inc. Statements of Condensed Consolidated Operations

	Three Months Ended March 31, 2004 (Unaudited)	Three Months Ended March 31, 2003 (Unaudited)

Sales	$4,406,690	$3,180,573

Operating expenses
Cost of sales	3,327,099	2,476,064
Selling	232,661	323,343
General and administrative	470,256	417,328

Operating expenses	4,030,016	3,216,735

Operating income (loss)	376,674	(36,162)

Non-operating expense (income)
Interest expense	125,653	151,186
Other income	(1,828)	(1,297)

Non-operating expenses	123,825	149,889

Income before taxes	252,849	(186,051)
Income taxes (benefit)	101,000	(61,750)

Net income (loss)	$151,849	$(124,301)

Average Shares of Common Stock - Basic	9,972,912	9,972,912

Average Shares of Common Stock - Diluted	10,206,900	10,253,559

Basic Net Income (Loss) Per Share	$0.02	$(0.01)

Diluted Net Income (Loss) Per Share	$0.01	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

IPEC Holdings Inc. Statements of Condensed Consolidated Cash Flows

	Three Months Ended March 31, 2004 (Unaudited)	Three Months Ended March 31, 2003 (Unaudited)

Cash Flows from Operating Activities:
Net Income (Loss)	$151,849	$(124,301)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	447,069	323,413
Deferred taxes	100,789	(60,000)
Working Capital Items:
Accounts receivable	183,479	(616,090)
Other receivables	(82,786)	1,477
Inventory	(982,017)	(471,276)
Prepaid Expenses	(73,846)	(150,629)
Other Assets	(63,583)	1,667
Accounts payable	(57,067)	494,498
Accrued liabilities	287,976	63,295
Taxes payable	—	(8,077)
Accrued interest	(607)	7,500

Net cash used by operating activities	(88,744)	(538,523)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(667,962)	(631,145)
Investment in and development of patents	—	(447)

Net cash used in investing activities	(667,962)	(631,592)

Cash Flows from Financing Activities:
Borrowing on bank line of credit	—	910,000
Repayments of capital lease obligations	(20,950)	(46,059)
Repayments on long-term debt	(339,985)	(370,408)
Amount borrowed from related parties	578,312	605,000

Net cash provided by financing activities	217,377	1,098,533

Net decrease	(539,329)	(71,582)
Cash - beginning of period	627,916	84,661

Cash - end of period	$88,587	$13,079

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized amount
of $4,000 and $10,500, respectively	$122,260	$143,686

Cash paid for income taxes	$—	$6,327

Equipment acquired under capital leases	$27,750	$—

The accompany notes are an integral part of these condensed consolidated financial statements. 6

IPEC HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

1. Description of Business

IPEC Holdings Inc. (the “Company” or “IPEC”) manufactures and sells tamper evident plastic closures. These closures are predominantly used in the bottling of non-carbonated beverages including bottled water, milk, fruit and sports drinks. The Company also designs and manufactures capping equipment. IPEC’s customer base primarily consists of dairy and bottled water manufacturers both domestically and internationally. The Company’s two principal manufacturing facilities are located in the United States of America in Pennsylvania and Alabama.

2. Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 and statements of operations and cash flows for the three month period ended March 31, 2004 and 2003 have been prepared by IPEC Holdings Inc. (“Company”) in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The financial statements at March 31, 2004 and December 31, 2003 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary. In the opinion of management of the Company, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2004 are subject to various factors including seasonality and are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2004.

Interim unaudited condensed consolidated financial results should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

3. Recent Accounting Pronouncements

Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three month period ended March 31, 2004.

4. Summary of Significant Accounting Policies

Employee Stock Option Plans

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

IPEC HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net income (loss) - as reported	$151,849	$(124,301)
Compensation expense options - net of tax	(42,233)	(28,689)
Compensation recorded in financial statement -net of tax	—	—

Net income (loss) - pro forma	$109,616	$(152,990)

Basic net income (loss) per share - as reported	$0.02	$(0.01)

Diluted net income (loss) per share - as reported	$0.01	$(0.01)

Basic net income (loss) per share - pro forma	$0.01	$(0.02)

Diluted net income (loss) per share - pro forma	$0.01	$(0.02)

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

Computation of Net Income (Loss) per Share

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 233,988 and 280,647 for the three months ended March 31, 2004 and 2003, respectively.

Revenue Recognition

The Company follows Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” in recognizing revenues within the Company’s financial statements. This bulletin requires, among other things, that revenue only be recognized when title has transferred and risk of loss has passed to the customer with the capability to pay, and that there are no significant remaining obligations related to the sale on the part of the Company.

IPEC HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

Inventory Valuation

Inventories are stated at the lower of cost or market. The Company uses the first-in first-out (FIFO) method for determining the cost of its inventory. The Company will record an obsolescence reserve based upon its assessment of customer demand and alternative disposals methods.

Shipping

Amounts billed to customers for shipping related fees are recorded as revenues. Shipping costs incurred by the Company are recorded as cost of sales in the accompanying statements of operations. For the three months ended March 31, 2004 and 2003, the Company recorded shipping charges of $174,000 and $92,000, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

5. Inventory

As of March 31, 2004 and December 31, 2003, inventories consisted of the following:

	March 31 2004	December 31, 2003

Raw Materials	$820,023	$595,180
Work in process	72,985	66,725
Finished goods	2,325,087	1,563,542
Reserve for obsolescence	(92,506)	(81,875)

Total Inventories	$3,125,589	$2,143,572

6. Common Stock and Equity Awards

The following is a schedule of option and warrant activity from December 31, 2003 to March 31, 2004:

	Options	Warrants

December 31, 2003	1,415,000	200,000
Granted	—	—
Forfeitures	—	—
Exercised	—	—

March 31, 2004	1,415,000	200,000

9

IPEC HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

7. Debt and Capital Lease Obligations

In early April 2003, the Company’s line of credit was increased from $3.5 million to $5.5 million. A portion of the increased line of credit was used to repay a shareholder loan of $605,000. The Company’s line of credit is payable upon demand by the bank and bears interest at 4.00% as of March 31, 2004.

The following is a maturity schedule as of March 31, 2004 for the Company’s debt components excluding its demand bank line of credit.

	Long-term Debt	Capital Lease Obligations

2004 (nine months)	$1,196,280	$64,387
2005	1,145,831	14,460
2006	1,458,562	15,926
2007	185,372	4,136
2008	191,174	—
Thereafter	1,118,082	—

Total	5,295,301	$98,909

8. Intangible Assets

The Company’s intangible assets consist of finite-lived patents and are amortized over the shorter of their legal or estimated useful lives. Amortization expense for these intangible assets was $6,000 for the three months ending March 31, 2004 and 2003, respectively. The anticipated annual amortization expense for these intangible assets is $19,500 for 2004 (nine months) and $26,000 for each fiscal year 2005, 2006, 2007, 2008 and 2009.

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

10. Related Party Transactions

As of March 31, 2004, the Company had approximately $578,000 owed to Giordano Construction Co., Inc., (Giordano Construction) which has entered into an $868,000 construction agreement with the Company to provide overall management and construction related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility. One of the Company’s principal shareholders is also the sole owner and founder of Giordano Construction. As of March 31, 2004, the project was approximately 67% complete.

IPEC HOLDINGS, INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

11. Subsequent Events

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

The net purchase price for the Alabama Transaction is expected to be $1,750,000 which includes proceeds of $870,000 to fund the construction of a 30,000 square foot warehouse addition to the building. This transaction is secured by a secured letter of credit totaling $1,750,000 and is automatically renewable on an annual basis subject to Lender approval. As security for such letter of credit, the Company is expected to fund approximately $400,000 to a a restricted escrow account evenly over a 60 month period to be released to the Company after the 60th month contingent upon a satisfactory financial review performed by the lending institution. Primarily as a result of the secured letter of credit, the Company anticipates treating this as a financing transaction under the provisions of Statement of Financial Accounting Standards No. 98, “Accounting for Leases” and, subject to the actual closing date, recording an incremental debt obligation related to this transaction of $1,650,000. Annual rental payments will be based on a combination of a fixed market component subject to agreed upon reset provisions and a 29.30% weighted 3-month LIBOR plus 165 basis points (the “Rental Rate”). The annual rent will then be determined by multiplying the gross purchase price of the property by the Rental Rate for the 29.5 year term of the lease.

The net purchase price for the Pennsylvania Transaction is expected to be $3,450,000. This Company expects to record, subject to the actual closing date, a reduction in its existing debt obligations of $1,900,000 related to this transaction. The Pennsylvania Transaction is expected to be treated as an operating lease and will generate a deferred pre-tax gain of $1,200,000. The gain will be amortized prospectively in proportion to the gross rental charged to expense over the lease term. Annual rental payments will be based on a combination of a fixed market component subject to agreed upon reset provisions and a 29.30% weighted 3-month LIBOR plus 165 basis points (the “Rental Rate”). The annual rent will then be determined by multiplying the gross purchase price of the property by the Rental Rate for the 29.5 year term of the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

We acquired all of the issued and outstanding shares of International Plastic and Equipment Corp. (“IPEC”) in exchange for 9,489,796 shares of our common stock effective January 28, 2002. Following the acquisition the former shareholders of IPEC held a majority of our total issued and outstanding common shares; IPEC was thereby deemed to be the acquirer through a reverse merger. IPEC has continued as the operating entity and its historical financial statements have replaced those of the parent company.

The following discussion of our results of operations for the three months ended March 31, 2004 should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes included therein.

Overview

We, through IPEC, are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Three Months Ended March 31. Operating income for the three months ended March 31, 2004 increased $412,836 from the comparable 2003 period. The increase in operating income was primarily a function of the Company’s increased customer base and the attainment of a relatively fixed general and administrative infrastructure permitting the margin from its new customer base to increase overall profitability. Accordingly, sales for 2004 increased by $1,226,117 (38.6%) while 2004 operating expenses increased by $813,281 (25.3%). Non-operating expenses decreased by $26,064 (17.4%) primarily due to lower borrowing rates and a lower overall outstanding balance. This resulted in 2004 income before taxes being $438,900 higher than that of the previous year.

Cost of good sold of $3,327,099 was lower as a percentage of sales (75.5%) as compared to 2003 (77.8%) due to lower overall resin pricing procured by the Company substantially offset by reduced pricing among certain product lines as a result of intensified market competition and customer consolidation.

Selling expenses for 2004 decreased $90,682 (28.0%) reflecting lower costs associated with start-up tooling for customer conversions and a decrease in commissions relating to the Company’s severance of its relationship with certain brokers.

General and administrative expenses for 2004 increased $52,928 (12.7%) reflecting the addition of one new Company executive and routine salary increases. The Company believes that it has in place a general and administrative infrastructure that will be able to sustain future sales growth and does not anticipate any significant future personnel expansion in this area of operations.

We accrued $101,000 of income taxes in the first quarter of 2004 using an effective rate of approximately 40%. As a result, net income for the three months ended March 31, 2004 is $151,849 or $0.02 basic net income per share, as compared to a loss of $(124,301) or ($0.01) basic loss per share for the three months ended March 31, 2003.

Liquidity and Financial Condition

Cash and Cash Equivalents. At March 31, 2004, the Company had cash and cash equivalents of $88,587. In addition, we had a working capital deficiency of $3,230,705, as compared to a deficiency of $2,925,764 at December 31, 2003, primarily due to a $578,000 related party payable due to the Company’s Brewton, Alabama plant expansion. As disclosed in footnote 12 to the condensed consolidated financial statements, the Company has signed commitment letters and obtained board approval for two separate sale leaseback transactions. These transactions are anticipated to generate $1.6 million in cash flows upon their consummation. Management believes that existing cash and cash equivalents together with anticipated cash flow from operations will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal 2004. The Company may require additional funds to support operations and may seek to raise additional funds through debt financing or other sources. There can be no assurance that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorably to the Company.

Operating Activities. Our operations used cash of $88,744 for the three months ended March 31, 2004, as compared to the previous year when our operations used cash of $538,523. The decrease in cash used by operations during 2003 was due primarily to an increase in net income and the results of improved accounts receivable management processes substantially offset by a higher inventory build and an overall accounts payable decrease.

Investing Activities. During the three months ended March 31, 2004, we used $667,962 primarily for our Brewton, Alabama plant expansion and certain machinery as compared to $631,592 during the previous year primarily for molds.

Financing Activities. In 2004, we paid down capital lease obligations ($20,950) and notes payable ($339,985), while borrowing $578,312 on a construction loan with a related party, for net cash of $217,377 provided by financing activities. During 2003, $1,098,533 was provided by financing activities comprised of $910,000 borrowed on our line of credit and a shareholder loan of $605,000. We also paid down ($370,408) on our long-term debt and reduced capital lease obligations by ($46,059). A significant portion of funds borrowed on our line of credit were used to fund the creation of molds for new product lines with all molds active in production as of December 31, 2003.

Related Party Transactions

The Company incurs certain related party transactions throughout the course of its business. In March 2003, one of the Company’s principal shareholders issued a $605,000 shareholder note payable, which was repaid during 2003. As of March 31, 2004, the Company had approximately $578,000 owed to Giordano Construction Co., Inc., (Giordano Construction) which has entered into an $868,000 construction agreement with the Company to provide overall management and construction related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility. One of the Company’s principal shareholders is also the sole owner and founder of Giordano Construction. Except for those items listed above, there have been no significant additional related party transactions from those disclosed in Note 12 to the Consolidated Financial Statements of the Company’s most recent annual report on Form 10-KSB.

Plan of Operation

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

Management of the Company believes that it has in place a significant portion of the capital and administrative infrastructure required to support growth up to three times its 2003 production levels. The Company intends to sustain in current capacity and increase its overall closure sales to approximately 4.0 billion closures within the next three years. With the goal of this operating capacity, Company management projects the following capital expenditures through 2007.

Year	Description	Amount	Totals

2004	Machinery and equipment	400,000
	Molds	200,000
	Alabama warehouse expansion
	($578,000 accrued as of March 31, 2004)	870,000

	Total 2004		1,470,000

2005	Machinery and equipment	400,000
	Molds	200,000

	Total 2005		600,000

2006	Machinery and equipment	400,000
	Molds	200,000

	Total 2006		600,000

	TOTAL		$2,670,000

To provide the cash necessary to support this business plan through 2006, IPEC anticipates that it will generate cash flow of $1.2, $1.5 and 1.7 million from operations during the next three years. As disclosed in footnote 11 to the consolidated financial statements, IPEC anticipates consummating in May 2004 a sale-leaseback transaction for its two primary production facilities expected to generate approximately $1.6 million in free cash flow. These proceeds accompanied with a conversion of a portion of its bank line of credit to a term note will enable IPEC to execute its business plan and retire $3.2 million in debt obligations through 2006.

Forward-Looking Statements

Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Regulation S-B Number	Exhibit

2.1	Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (1)

3.1	Restated Articles of Incorporation (2)

3.2	Bylaws (2)

4.1	Description of Series A Convertible Preferred Stock (3)

10.1	December 23, 1998 Loan Documents with First Western Bank (3)

10.2	January 13, 2000 Loan Documents with First Western Bank (3)

10.3	January 11, 2001 Loan Documents with Sky Bank (3)

10.4	February 25, 2002 Loan Documents with Sky Bank (3)

10.5	Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)

10.6	Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)

10.7	Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)

10.8	Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)

10.9	2002 Stock Option Plan (2)

16.1	Letter from Baier & Williams dated July 24, 2003 (4)

16

Regulation S-B Number	Exhibit

21.1	Subsidiaries of the registrant (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated January 28, 2002, file number 0-30721.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 15, 2002, file number 0-30721.

(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

(4)	Incororated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003, file number 0-30721.

(b)	Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004	IPEC HOLDINGS INC. By: /s/ Shawn C. Fabry —————————————— Shawn C. Fabry Chief Financial Officer

17