Form 10QSB
period 2004-06-30
IPEC HOLDINGS INC
filed 2004-08-13
CIK 1114749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________ to __________________

Commission file number 0-30721

IPEC HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0621339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
9,972,912 shares of Common Stock, $0.001 par value, as of
August 1, 2004

          Transitional Small Business Disclosure Format (check one):   Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	June 30, 2004 (Unaudited)	December 31, 2003

Assets
Cash	$262,518	$627,916
Escrow Deposit	227,153	—
Accounts Receivable, less allowance for doubtful accounts of $240,000 and $220,000, respectively	2,634,013	1,873,245
Other Trade Related Receivables	195,375	284,009
Inventories	2,571,149	2,076,847
Deferred Tax Asset	162,098	102,108
Prepaid Expenses	115,485	51,040

Current Assets	6,167,791	5,015,165

Land	41,040	129,297
Buildings and Equipment	16,505,123	18,482,266
Construction In Progress	948,383	401,727
Accumulated Depreciation	(7,904,391)	(7,418,823)

Property, Plant & Equipment, Net	9,590,155	11,594,467

Patents, less accumulated amortization of $116,912 and $104,115, respectively	274,975	287,772
Other Assets	299,029	166,989

Other Assets	574,004	454,761

Total Assets	$16,331,950	$17,064,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	June 30, 2004 (Unaudited)	December 31, 2003

Liabilities and Shareholders’ Equity

Accounts Payable	$1,487,257	$1,788,983
Accrued Liabilities	639,212	209,900
Income Taxes Payable	620,572	—
Current Portion of Long-term Debt	1,228,742	1,545,938
Bank Line Of Credit	1,830,000	4,380,000
Current Portion of Deferred Gain on Plant Sale	47,166	—
Current Portion of Capital Lease Obligation	9,035	82,833

Current Liabilities	5,861,984	8,007,654

Deferred Income Taxes	505,889	568,009
Capital Lease Obligation	31,939	9,276
Long-term Deferred Gain on Plant Sale	1,069,003	—
Long-term Debt	3,730,894	4,089,348

Long-term Liabilities	5,337,725	4,666,633

Commitments and Contingencies

Preferred Stock, no par value, 1,000,000 shares authorized, no shares issued
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 9,972,912 shares issued and outstanding at June 30, 2004 and December 31, 2003	9,973	9,973
Additional Paid In Capital	4,377,994	4,377,994
Retained Earnings	744,274	2,139

Shareholders’ Equity	5,132,241	4,390,106

Total Liabilities and Shareholders’ Equity	$16,331,950	$17,064,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPEC Holdings Inc.
Statements of Condensed Consolidated Operations

	Three Months Ended June 30, 2004 (Unaudited)	Three Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2004 (Unaudited)	Six Months Ended June 30, 2003 (Unaudited)

Sales	$6,319,511	$4,613,332	$10,726,202	$7,793,905

Operating expenses
Cost of sales	4,377,949	3,213,350	7,704,868	5,689,414
Selling	348,676	382,347	581,516	705,690
General and administrative	473,041	353,873	943,298	771,201

Operating expenses	5,199,666	3,949,570	9,229,682	7,166,305

Operating income	1,119,845	663,762	1,496,520	627,600

Non-operating expense
Interest expense	116,834	149,660	242,486	300,846
Other expense (income)	18,967	(2,383)	17,141	(3,680)

Non-operating expenses	135,801	147,277	259,627	297,166

Income before taxes	984,044	516,485	1,236,893	330,434
Income taxes	393,757	190,250	494,757	128,500

Net income	$590,287	$326,235	$742,136	$201,934

Average Shares of Common Stock - Basic	9,972,912	9,972,912	9,972,912	9,972,912

Average Shares of Common Stock - Diluted	10,098,205	10,407,492	10,156,354	10,425,158

Basic Net Income Per Share	$0.06	$0.03	$0.07	$0.02

Diluted Net Income Per Share	$0.06	$0.03	$0.07	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPEC Holdings Inc.
Statements of Condensed Consolidated Cash Flows

	Six Months Ended June 30, 2004 (Unaudited)	Six Months Ended June 30, 2003 (Unaudited)

Cash Flow from Operating Activities:
Net Income	$742,136	$201,934

Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	875,886	838,913
Deferred taxes	(122,110)	40,000
Deferred financing cost amortization	629	—
Deferred gain amortization on plant sale	(3,810)	—
Working Capital Items:
Accounts receivable	(760,768)	(1,117,028)
Other receivables	88,634	(27,475)
Inventory	(427,577)	(620,600)
Prepaid expenses	(64,445)	(129,611)
Other assets	90,330	(82,151)
Accounts payable	(301,726)	477,405
Accrued liabilities	429,312	7,007
Income taxes payable	620,572	82,173

Net cash provided (used) by operating activities	1,167,063	(329,433)

Cash Flow from Investing Activities:
Purchases of property, plant and equipment	(1,240,886)	(1,240,967)
Payment to escrow deposit	(900,000)
Release of funds from escrow deposit	672,847
Proceeds from sale of plant, net of $434,000 in transaction related costs	3,463,113	—
Development of patents	—	(1,578)

Net cash provided (used) by investing activities	1,995,074	(1,242,545)

Cash Flow from Financing Activities:
Borrowing on bank line of credit	—	2,330,000
Repayment on bank line of credit	(2,550,000)	—
Repayment of capital lease obligations	(78,885)	(78,745)
Repayment of long-term debt	(749,220)	(745,648)
Proceeds from financing of plant, net of $223,000 in transaction related costs	1,753,923	—
Payment of existing plant debt	(39,236)	—
Payment of debt from plant sale	(1,864,117)	—

Net cash (used) provided by financing activities	(3,527,535)	1,505,607

Net decrease	(365,398)	(66,371)
Cash - beginning of period	627,916	84,661

Cash - end of period	262,518	18,290

IPEC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

1. Description of Business

IPEC Holdings Inc. (the “Company” or “IPEC”) manufactures and sells tamper evident plastic closures.  These closures are predominantly used in the bottling of non-carbonated beverages including bottled water, milk, fruit and sports drinks.  The Company also designs and manufactures capping equipment for the bottling industry.  IPEC’s customer base primarily consists of dairy and bottled water manufacturers both domestically and internationally. The Company’s two principal manufacturing facilities are located in the United States of America in Pennsylvania and Alabama.

2. Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, statements of operations for the three and six month period ended June 30, 2004 and 2003 and cash flows for the six month period ended June 30, 2004 and 2003 have been prepared by IPEC Holdings Inc. (“Company”) in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The financial statements at June 30, 2004 and December 31, 2003 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary.  In the opinion of management of the Company, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  The results of operations for the three and six month periods ended June 30, 2004 are subject to various factors including seasonality and are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2004.

Interim unaudited condensed consolidated financial results should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB  for the fiscal year ended December 31, 2003.

3. Recent Accounting Pronouncements

Effective April 1, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition for the three or six month period ended June 30, 2004.

4. Supplemental Cash Flow Information

	Six months Ended June 30, 2004	Six months Ended June 30, 2003

Cash paid for interest net of $10,300 and $21,500 for capitalized interest	$232,000	$294,385

Cash paid for income taxes	$—	$6,327

Equipment acquired under capital leases	$27,750	$—

IPEC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

5. Summary of Significant Accounting Policies

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

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net Income - as reported	$590,287	$326,235	$742,136	$201,934
Compensation expense options - net of tax	(46,628)	(27,082)	(88,861)	(10,616)
Compensation recorded in financial statements - net of tax	—	—	—	—

Net Income - pro forma	$543,659	$299,153	$653,275	$191,318

Basic net income per share - as reported	$0.06	$0.03	$0.07	$0.02

Diluted net income per share - as reported	$0.06	$0.03	$0.07	$0.02

Basic net income per share - pro forma	$0.05	$0.03	$0.07	$0.02

Diluted net income per share - pro forma	$0.05	$0.03	$0.06	$0.02

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

IPEC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 125,293 and 434,580 for the three months ended June 30, 2004 and 2003 and by 183,442 and 452,246 for the six months ended June 30, 2004 and 2003.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. The Company uses the first-in first-out (FIFO) method for determining the cost of its inventory. The Company will record an obsolescence reserve based upon its assessment of customer demand and alternative disposal methods.

Shipping

Amounts billed to customers for shipping related fees are recorded as revenues.  Shipping charges incurred by the Company are recorded as cost of sales in the accompanying statements of operations.    For the three months ended June 30, 2004 and 2003, the Company recorded shipping charges of $305,000 and $89,000, respectively.   For the six months ended June 30, 2004 and 2003, the Company recorded shipping charges of $479,000 and $180,000, respectively.

Escrow Deposit

On May 21, 2004 in connection with its Alabama Plant Financing discussed in Note 9, the Company was required to fund $900,000 into an escrow account.  On May 25, 2004, an amount totaling $673,000 was paid from the escrow deposit to a related party for a construction project.  The Company has recorded the unfunded portion as an escrow deposit in the accompanying balance sheet.  Any escrow deposit proceeds not used to fund the construction project will be returned to the Company and used for general operations.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.  The reclassification had no effect on net income.

IPEC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

6. Inventory

As of June 30, 2004 and December 31, 2003, inventories consisted of the following:

	June 30, 2004	December 31, 2003

Raw Materials	$726,123	$595,180
Finished Goods	2,005,045	1,563,542
Reserve for Obsolescence	(160,019)	(81,875)

Inventories	$2,571,149	$2,076,847

7. Common Stock and Equity Awards

The following is a schedule of option and warrant activity from December 31, 2003 to June 30, 2004:

	Options	Warrants

December 31, 2003	1,415,000	200,000
Granted	5,000	—
Forfeitures	—	—
Exercised	—	—

June 30, 2004	1,420,000	200,000

On June 2, 2004, the Company granted 5,000 vested options with an exercise price of $1.68 per share to its Board of Directors.

8. Debt and Capital Lease Obligations

The Company has a $5.5 million formula-based line of credit which is payable upon demand by the bank and bears interest at 4.00% as of June 30, 2004.

The following is a maturity schedule as of June 30, 2004 for the Company’s debt components excluding its secured line of credit which is payable upon demand.

	Long-term Debt	Capital Lease Obligations

2004 (six months)	$718,434	$4,214
2005	1,020,616	9,642
2006	1,332,278	11,381
2007	39,764	9,003
2008	42,626	5,294
Thereafter	1,805,918	1,440

Total	$4,959,636	$40,974

As of June 30, 2004, the Company had available borrowing capacity of $3,400,000 related to the secured line of credit.

IPEC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

9. Alabama Plant Financing

In January 2004, the Company began construction on a 30,000 square foot warehouse addition to its Alabama Plant. On May 21, 2004, the Company sold its existing Alabama production facility and as completed warehouse addition for gross proceeds of $1,977,000.   Concurrent with the sale, the Company funded $900,000 into an escrow deposit account to fund construction of the warehouse addition and leased the property back for a period of 29.5 years and thereafter renewable at market rates at the Company’s option.

As part of the transaction, the Company was required to obtain a secured letter of credit in the amount of $1,800,000 to provide collateral for its rental obligation.   As security for the letter of credit, the issuer of the letter of credit has required the Company to fund $400,000 into a reserve fund ratably over the first 60 months of the lease agreement.  Upon a satisfactory review of the Company’s financial condition by the issuer, the $400,000 is to be returned to the Company after expiration of the funding term.  As a result of the secured nature of the letter of credit, the transaction has been recorded as a financing transaction rather than as a sale and the building, transaction debt and related accounts will continue to be recognized in the accompanying financial statements.  Accordingly, any rental payments made not attributable to transaction debt are recorded as interest expense.

In fiscal 2014, the lease agreement rescinds the requirement to maintain the letter of credit and the Company expects to record the transaction as a sale at that time.  The Company has initially recorded deferred financing costs of $223,000 in other assets in the accompanying balance sheet to be amortized prospectively as interest expense under the effective interest rate method.

Annual rental payments under the lease agreement are based on a combination of a fixed market component subject to agreed upon reset provisions typically every five years and a variable component indexed to the 3-month LIBOR plus 165 basis points.

10. Intangible Assets

The Company’s intangible assets consist of finite-lived patents and are amortized over the shorter of their legal or estimated useful lives.  Amortization expense for these intangible assets was $13,000 for the six months ending June 30, 2004 and 2003, respectively.  The anticipated annual amortization expense for these intangible assets is $13,500 for the remainder of 2004 (six months) and $26,000 for each fiscal year 2005, 2006, 2007, 2008 and 2009.

11. Asset Sale

On May 21, 2004, the Company sold its Pennsylvania production facility for gross proceeds of $3,897,000.   Concurrent with the sale, the Company leased the property back under a non-cancelable lease for a period of 29.5 years and thereafter renewable at market rates at the Company’s option.  As part of the transaction, the Company incurred transaction costs of $434,000 and a gain on the sale of $1,120,000 that was initially deferred to be amortized prospectively over the term of the lease in proportion to the related gross rental charged to expense over the lease.

Annual rental payments are based on a combination of a fixed market component subject to agreed upon reset provisions typically every five years and a variable component indexed to the 3-month LIBOR plus 165 basis points.

IPEC HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

12. Commitments and Contingencies

Purchase Commitments with Suppliers

The Company purchases components from a variety of suppliers for its products. During the normal course of business, in order to reduce manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. All significant supply agreements allow the Company the option to cancel, reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, the Company does not report purchase commitments arising from firm, non-cancelable and unconditional commitments.

Legal Proceedings

The Company is subject to various legal proceedings and claims arising out of the normal course of business.  Based on the facts currently available, management believes that the ultimate amount of liability beyond reserves provided, if any, for any pending actions will not have a material adverse effect on the Company’s financial position or results of operations.  However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the results of operations or liquidity of the Company in a particular period.

13. Related Party Transactions

Through May 25, 2004, the Company had approximately $673,000 owed to Giordano Construction Co., Inc., (Giordano Construction) which has entered into an $868,000 construction agreement with the Company to provide overall management and construction related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility.  One of the Company’s principal shareholders is also a principal owner and founder of Giordano Construction.   In connection with the Alabama Plant Financing discussed in Note 9, the Company funded $900,000 into an escrow account.  On May 25, 2004, funds totaling $673,000 were paid to Giordano Construction.  The Company has recorded the unfunded portion as an escrow deposit in the accompanying balance sheet.  Any escrow account proceeds not used to fund the construction project will be returned to the Company and used for general operations.

Two of the Company’s principal shareholders have personally guaranteed all Company debt and the secured letter of credit associated with the Alabama Plant Financing discussed in Note 9.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our results of operations for the three and six months ended June 30, 2004 should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes included therein.

Overview

We are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Three Months Ended June 30.  Operating income for the three months ended June 30, 2004 increased $456,083 from the comparable 2003 period.  The increase in operating income was primarily a function of the Company’s increased customer base, fixed overhead volume efficiencies and the attainment of a relatively fixed selling, general and administrative infrastructure permitting the margin from its new customer base to increase overall profitability.  Accordingly, sales for 2004 increased by $1,706,179 (37.0%) while 2004 operating expenses increased by $1,250,096 (31.7%).  Non-operating expenses decreased by $11,476 (7.8%) primarily due to lower borrowing rates and a lower overall outstanding balance.  This resulted in 2004 income before taxes being $467,559 higher than that of the same period of the previous year.

Cost of sales of $4,377,949 was comparable as a percentage of sales (69.3%) with 2003 (69.7%) due to lower resin pricing procured by the Company and fixed overhead volume efficiencies substantially offset by lower selling prices in certain of our product lines as a result of intensified market competition and customer consolidation.

Selling expenses for 2004 decreased $33,671 (8.8%) reflecting lower costs associated with start-up tooling for customer conversions.

General and administrative expenses for 2004 increased $119,168 (33.7%) reflecting the addition of a new Company executive, routine salary increases, higher information technology related expenditures associated with the maintenance of the Company’s new financial reporting system and higher professional service fees.

We accrued $393,757 for federal and state income taxes in the second quarter of 2004 resulting in an effective rate of approximately 40%.  As a result, net income for the three months ended June 30, 2004 is $590,287 or $0.06 basic net income per share, as compared to net income of $326,235 or $0.03 basic income per share for the three months ended June 30, 2003.

Six Months Ended June 30.  Operating income for the six months ended June 30, 2004 increased $868,920 from the comparable 2003 period.  The increase in operating income was primarily a function of the Company’s increased customer base, fixed overhead volume efficiencies and the attainment of a relatively fixed selling, general and administrative infrastructure permitting the margin from its new customer base to increase overall profitability.  Accordingly, sales for 2004 increased by $2,932,297 (37.6%) while 2004 operating expenses increased by $2,063,377 (28.8%).  Non-operating expenses decreased by $37,539 (12.6%) primarily due to lower borrowing rates and a lower overall outstanding balance.  This resulted in 2004 income before taxes being $906,459 higher than that of the same period of the previous year.

Cost of sales of $7,704,868 was comparable as a percentage of sales (71.8%) with 2003 (73.0%) due to lower resin pricing procured by the Company and fixed overhead volume efficiencies substantially offset by lower selling prices in certain of our product lines as a result of intensified market competition and customer consolidation.

Selling expenses for 2004 decreased $124,174 (17.6%) reflecting lower costs associated with start-up tooling for customer conversions and a decrease in customer bad expense.

General and administrative expenses for 2004 increased $172,097 (22.3%) reflecting the addition of a new Company executive, routine salary increases, higher information technology related expenditures associated with the maintenance of the Company’s new financial reporting system and higher professional service fees.

We accrued $494,757 for federal and state income taxes in the second quarter of 2004 resulting in an effective rate of approximately 40%.  As a result, net income for the six months ended June 30, 2004 is $742,136 or $0.07 basic net income per share, as compared to net income of $201,934 or $0.02 basic income per share for the six months ended June 30, 2004.

Liquidity and Financial Condition

Cash and Cash Equivalents.  At June 30, 2004, the Company had cash and cash equivalents of $262,518.   In addition, we had a working capital surplus of $305,807, as compared to a deficiency of $2,992,489 at December 31, 2003 primarily due to a combination of the consummation of the sale leaseback transaction, increased customer base and new credit arrangements with our primary resin supplier. Management believes that existing cash and cash equivalents together with anticipated cash flow from operations will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal 2004.

In the future, the Company may require additional funds to support operations and may seek to raise additional funds through debt financing or other sources.  There can be no assurance that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorably to the Company.

Operating Activities.  Our operations provided cash of $1,167,063 for the six months ended June 30, 2004, as compared to the previous year when our operations used cash of $329,433.  The increase in cash provided by operations during 2004 was due primarily to an increase in net income, the results of improved accounts receivable management processes, favorable credit terms awarded by our primary resin supplier represented by an increase in accrued liabilities and an increase from income taxes payable offset by an overall accounts payable decrease.

Investing Activities.  During the six months ended June 30, 2004, we generated $3,463,113 through the sale of our Pennsylvania manufacturing facility offset by capital expenditures of $1,240,886 primarily for our Alabama warehouse expansion and certain machinery as compared to using $1,242,545 during the same period in the previous year primarily for molds.   In addition, we paid $900,000 into an escrow deposit to fund construction of our Alabama warehouse addition of which $672,847 was released for the project.

Financing Activities.  In 2004, we paid down capital lease obligations $78,885, notes payable $749,220, our Pennsylvania manufacturing facility debt of $1,864,117, $2,550,000 on our line of credit and retired  a promissory note totaling $39,236 related to our Alabama facility.  As part of the Alabama Plant Financing transaction, the Company borrowed $1,753,923 for net cash of $3,527,535 used by financing activities.   During 2003, $1,505,607 was provided by financing activities comprised of $2,330,000 borrowed on our line of credit.  We also paid down $745,648 on our long-term debt and reduced capital lease obligations by $78,745. A significant portion of funds borrowed on our line of credit were used to fund the creation of molds for new product lines.

Related Party Transactions

The Company incurs certain related party transactions throughout the course of its business.  In March 2003, one of the Company’s principal shareholders issued a $605,000 shareholder note payable, which was repaid during 2003.  As of June 30, 2004, the Company had set aside approximately $227,000 in escrow deposit for Giordano Construction Co., Inc., (Giordano Construction) which has entered into an $868,000 construction agreement with the Company to provide overall management and construction related services for a 30,000 square foot warehouse expansion of the Company’s Alabama manufacturing facility. As of June 30, 2004, the Company has paid $673,000 to Giordano Construction related to this project.  One of the Company’s principal shareholders is a principal owner and founder of Giordano Construction.  Except for those items listed above, there have been no significant additional related party transactions from those disclosed in Note 12 to the Consolidated Financial Statements of the Company’s most recent annual report on Form 10-KSB.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholders’ Meeting on June 2, 2004, stockholders elected each of the director nominees, ratified the selection of our independent auditors, and approved the amended and restated 2002 Stock Option Plan. For all proposals, the number of shares voted for were 8,162,469 and the number of shares withheld were 1,810,443.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Regulation S-B Number	Exhibit

2.1	Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (1)

3.1	Restated Articles of Incorporation (2)

3.2	Bylaws (2)

4.1	Description of Series A Convertible Preferred Stock (3)

10.1	December 23, 1998 Loan Documents with First Western Bank (3)

10.2	January 13, 2000 Loan Documents with First Western Bank (3)

10.3	January 11, 2001 Loan Documents with Sky Bank (3)

10.4	February 25, 2002 Loan Documents with Sky Bank (3)

10.5	Series A Convertible Preferred Stock Purchase Agreement dated January 1, 2000 (3)

10.6	Consulting Agreement dated January 1, 2000 with Sherwood LLC (3)

10.7	Payment and Severance Agreement and Guarantee dated January 2, 2001 (3)

10.8	Consulting Agreement dated January 1, 2001 with Sherwood LLC (3)

Regulation S-B Number	Exhibit

10.9	2002 Stock Option Plan (2)

10.10	Lease Agreement dated as of May 21, 2004 between CRICIPECPA LP, Lessor and International Plastics and Equipment Corp., Lessee

10.11	Lease Agreement dated as of May 21, 2004 between CRICIPECAL LLC, Lessor and International Plastics and Equipment Corp., Lessee

10.12	Guaranty of Lease dated May 21, 2004 between IPEC Holdings, Inc., Guarantor to and for the benefit of CRICIPECPA LP, Lessor

10.13	Guaranty of Lease dated May 21, 2004 between IPEC Holdings, Inc., Guarantor to and for the benefit of CRICIPECAL LLC, Lessor

10.14	Letter of Credit and Reimbursement Agreement dated as of May 21, 2004 between International Plastics and Equipment Corp. and Sky Bank

10.15	Letter of Credit Note in the amount of $1,800,000 from International Plastics and Equipment Corp. to Sky Bank dated May 21, 2004

10.16	Amended and Restated 2002 Option Plan

16.1	Letter from Baier & Williams dated July 24, 2003 (4)

21.1	Subsidiaries of the registrant (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated January 28, 2002, file number 0-30721.

	(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 15, 2002, file number 0-30721.

	(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2001, file number 0-30721.

	(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003, file number 0-30721.

(b)	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPEC HOLDINGS INC.

Date: August 11, 2004	By:	/s/ Shawn C. Fabry

Shawn C. Fabry Chief Financial Officer