Form 10QSB
period 2004-09-30
IPEC HOLDINGS INC
filed 2004-11-15
CIK 1114749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE XCHANGE ACT
For the transition period from _____________________ to __________________

Commission file number 0-30721

IPEC HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0621339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Northgate Industrial Park, 185 Northgate Circle
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
9,972,912 shares of Common Stock, $0.001 par value, as of
November 5, 2004

Transitional Small Business Disclosure Format (check one): Yes   No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003

Assets
Cash	$281,097	$627,916
Accounts Receivable, less allowance for doubtful accounts of $353,000 and $220,000, respectively	2,128,282	1,873,245
Other Trade Related Receivables	90,554	284,009
Inventories	2,432,964	2,076,847
Deferred Tax Asset	210,593	102,108
Prepaid Expenses	109,354	51,040
Current Assets	5,252,844	5,015,165

Land	41,040	129,297
Buildings and Equipment	17,442,145	18,482,266
Construction In Progress	238,892	401,727
Accumulated Depreciation	(8,313,637)	(7,418,823)
Property, Plant & Equipment, Net	9,408,440	11,594,467

Patents, less accumulated amortization of $123,311 and $104,115, respectively	268,576	287,772
Other Assets	316,796	166,989
Other Assets	585,372	454,761
Total Assets	$15,246,656	$17,064,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003
Liabilities

Accounts Payable	$670,054	$1,788,983
Accrued Liabilities	883,652	209,900
Income Taxes Payable	153,645	-
Current Portion of Long-term Debt	1,105,821	1,545,938
Bank Line of Credit	1,380,000	4,380,000
Current Portion of Deferred Gain on Plant Sale	47,166	-
Current Portion of Capital Lease Obligation	9,650	82,833
Current Liabilities	4,249,988	8,007,654

Deferred Income Taxes	773,495	568,009
Capital Lease Obligation	29,204	9,276
Long-term Deferred Gain on Plant Sale	1,057,572	-
Long-term Debt	3,459,501	4,089,348
Long-term Liabilities	5,319,772	4,666,633

Commitments and Contingencies

Shareholders' Equity

Preferred Stock, no par value, 1,000,000 shares authorized, no shares issued
Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 9,972,912 shares issued	9,973	9,973
Additional Paid In Capital	4,377,994	4,377,994
Retained Earnings	1,288,929	2,139
Shareholders' Equity	5,676,896	4,390,106
Total Liabilities and Shareholders' Equity	$15,246,656	$17,064,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEC Holdings Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2004 (Unaudited)	Three Months Ended September 30, 2003 (Unaudited)	Nine Months Ended September 30, 2004 (Unaudited)	Nine Months Ended September 30, 2003 (Unaudited)

Sales	$6,386,774	$4,331,360	$17,112,976	$12,125,265

Operating expenses
Cost of sales	4,456,962	3,364,017	12,161,831	9,053,431
Selling and service	361,972	344,336	943,487	1,050,026
General and administrative	548,927	366,308	1,492,226	1,137,509
Operating expenses	5,367,861	4,074,661	14,597,544	11,240,966
Operating income	1,018,913	256,699	2,515,432	884,299

Non-operating expense
Interest expense	92,799	153,497	335,285	454,343
Other expense (income)	18,355	(19,025)	35,496	(22,705)
Non-operating expenses	111,154	134,472	370,781	431,638

Income before taxes	907,759	122,227	2,144,651	452,661
Income taxes	363,104	44,391	857,861	172,891

Net income	$544,655	$77,836	$1,286,790	$279,770

Average Shares of Common Stock - Basic	9,972,912	9,972,912	9,972,912	9,972,912

Average Shares of Common Stock - Diluted	10,112,928	10,041,945	10,156,754	10,181,480

Basic Net Income Per Share	$0.05	$0.01	$0.13	$0.03

Diluted Net Income Per Share	$0.05	$0.01	$0.13	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

IPEC Holdings Inc.
Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2004 (Unaudited)	Nine Months Ended September 30, 2003 (Unaudited)
Cash Flow from Operating Activities:
Net Income	$1,286,790	$279,770
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	1,327,045	1,285,381
Deferred taxes	97,001	191,117
Deferred financing cost amortization	2,519	-
Deferred gain amortization on plant sale	(15,241)	-
Common stock issued for services	-	1,100
Working Capital Items:
Accounts receivable	(255,037)	(856,146)
Other receivables	193,455	17,099
Inventory	(289,392)	94,872
Prepaid expenses	(58,314)	(95,546)
Other assets	97,341	(90,505)
Accounts payable	(1,118,929)	109,356
Accrued liabilities	673,752	83,158
Income taxes payable	153,645	(16,426)
Net cash provided by operating activities	2,094,635	1,003,230

Cash Flow from Investing Activities:
Purchases of property, plant and equipment	(1,503,931)	(1,423,133)
Payment to escrow deposit	(900,000)	-
Release of funds from escrow deposit	900,000	-
Proceeds from sale of plant, net of $434,000 in transaction related costs	3,463,113	-
Development of patents	-	(11,425)
Net cash provided (used) by investing activities	1,959,182	(1,434,558)

Cash Flow from Financing Activities:
Borrowing on bank line of credit	-	2,332,492
Repayment on bank line of credit	(3,000,000)	(2,492)
Repayment of capital lease obligations	(81,005)	(171,124)
Repayment of long-term debt	(1,143,534)	(1,074,636)
Payment of letter of credit collateral deposit	(26,667)	-
Proceeds from financing of plant, net of 223,000 in transaction related costs	1,753,923	-
Payment of existing plant debt	(39,236)	-
Payment of debt from plant sale	(1,864,117)	-
Net cash (used) provided by financing activities	(4,400,636)	1,084,240

Net (decrease) increase	(346,819)	652,912
Cash - beginning of period	627,916	84,661
Cash - end of period	281,097	737,573

The accompanying notes are an integral part of these consolidated financial statements.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004 and December 31, 2003

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, statements of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003 have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The financial statements at September 30, 2004 and December 31, 2003 include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary. In the opinion of management of the Company, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three- and nine-month periods ended September 30, 2004 are subject to various factors including seasonality and are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2004.

Interim unaudited condensed consolidated financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

3. New Accounting Pronouncements

During March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft of a new standard entitled “Share Based Payment, “ which would amend FASB Statement No. 123 and FASB Statement No. 95, “Statement of Cash Flows.” The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value based method and would be effective for periods beginning after June 15, 2005. See Note 5 “Stock Based Compensation” for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of the Share Based Payment, the pro forma disclosure in Note 5 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004 and December 31, 2003

4. Supplemental Cash Flow Information

	Nine months Ended September 30,2004	Nine months Ended September 30, 2003

Cash paid for interest, net of $10,300 and $21,500 for capitalized interest	$325,000	$456,239
Cash paid for income taxes	$610,000	$-
Equipment acquired under capital leases	$27,750	$-

5. Summary of Significant Accounting Policies

Stock-Based Compensation

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

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Income - as reported	$544,655	$77,836	$1,286,790	$279,770
Compensation expense options - net of tax	(27,910)	(92,145)	(116,771)	(145,630)
Compensation recorded in financial statements - net of tax	-	680	-	680
Net Income - pro forma	$516,745	$(13,629)	$1,170,019	$134,820

Basic net income per share - as reported	$0.05	$0.01	$0.13	$0.03
Diluted net income per share - as reported	$0.05	$0.01	$0.13	$0.03
Basic net income per share - pro forma	$0.05	$-	$0.12	$0.01
Diluted net income per share - pro forma	$0.05	$-	$0.12	$0.01

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004 and December 31, 2003

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 140,016 and 69,033 for the three months ended September 30, 2004 and 2003, respectively, and by 183,842 and 208,568 for the nine months ended September 30, 2004 and 2003, respectively.

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

Shipping

Amounts billed to customers for shipping related fees are recorded as revenues. Shipping charges incurred by the Company are recorded as cost of sales in the accompanying statements of operations. For the three months ended September 30, 2004 and 2003, the Company recorded shipping charges of $279,000 and $98,000, respectively. For the nine months ended September 30, 2004 and 2003, the Company recorded shipping charges of $660,000 and $307,000, respectively.

Escrow Deposit

On May 21, 2004 in connection with its Alabama Plant Financing discussed in Note 8, the Company was required to fund $900,000 into an escrow account. On May 25, 2004, an amount totaling $673,000 was paid from the escrow deposit to a related party for a construction project. In August 2004, the remaining obligation of the escrow deposit was disbursed to the contractor with the residual escrow account proceeds of $32,000 returned to the Company for use in general operations.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004 and December 31, 2003

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. The reclassifications had no effect on net income.

6. Inventory

As of September 30, 2004 and December 31, 2003, inventories consisted of the following:

	September 30, 2004	December 31, 2003
Raw Materials	$896,158	$595,180
Finished Goods	1,698,741	1,563,542
Reserve for Obsolescence	(161,935)	(81,875)
Inventories	$2,432,964	$2,076,847

7. Common Stock and Equity Awards

The following is a schedule of option and warrant activity from December 31, 2003 to September 30, 2004:

	Options	Warrants
December 31, 2003	1,214,000	200,000
Granted	5,000	-
Forfeitures	(500)	-
Exercised	-	-
September 30, 2004	1,218,500	200,000

On June 2, 2004, the Company granted a total of 5,000 vested options with an exercise price of $1.68 per share to members of its Board of Directors.

8. Debt and Capital Lease Obligations

The Company has a $5.5 million formula-based line of credit which is payable upon demand by the bank and bears interest at 4.75% as of September 30, 2004.

The following is a maturity schedule as of September 30, 2004 for the Company’s debt components excluding its secured line of credit which is payable upon demand.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004 and December 31, 2003

	Long-term Debt	Capital Lease Obligations
2004 (three months)	$322,577	$2,418
2005	1,020,616	9,642
2006	1,332,278	11,381
2007	39,764	9,003
2008	42,626	5,294
Thereafter	1,807,461	1,116
Total	$4,565,322	$38,854

As of September 30, 2004, the Company had available borrowing capacity of $3,100,000 related to the secured line of credit.

9. Alabama Plant Financing

In January 2004, the Company began construction on a 30,000 square foot warehouse addition to its Alabama plant. On May 21, 2004, the Company sold its existing Alabama production facility and newly constructed warehouse addition for gross proceeds of $1,977,000. Concurrent with the sale, the Company funded $900,000 into an escrow deposit account to fund construction of the warehouse addition and leased the property back for a period of 29.5 years and thereafter renewable at market rates at the Company’s option.

As part of the transaction, the Company was required to obtain a secured letter of credit in the amount of $1,800,000 to provide collateral for its rental obligation. As security for the letter of credit, the issuer of the letter of credit has required the Company to fund $400,000 into a reserve fund ratably over the first 60 months of the lease agreement. Upon a satisfactory review of the Company’s financial condition by the issuer, the $400,000 is to be returned to the Company after expiration of the funding term. As a result of the secured nature of the letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the building, transaction debt and related accounts will continue to be recognized in the accompanying financial statements. Accordingly, any rental payments made not attributable to transaction debt are recorded as interest expense.

In fiscal 2014, the lease agreement rescinds the requirement to maintain the letter of credit and the Company expects to record the transaction as a sale at that time. The Company has initially recorded deferred financing costs of $223,000 in other assets in the accompanying balance sheet to be amortized prospectively as interest expense under the effective interest rate method.

Annual rental payments under the lease agreement are based on a combination of a fixed market component subject to agreed upon reset provisions, typically every five years, and a variable component indexed to the 3-month LIBOR plus 165 basis points.

10. Intangible Assets

The Company’s intangible assets consist of finite-lived patents which are amortized over the shorter of their legal or estimated useful lives. Amortization expense for these intangible assets was $19,000 for both the nine months ended September 30, 2004 and 2003. The anticipated annual amortization expense for these intangible assets is $6,500 for the remainder of 2004 (three months) and $26,000 for each of fiscal year 2005, 2006, 2007, 2008 and 2009.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004 and December 31, 2003

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

Annual rental payments are based on a combination of a fixed market component subject to agreed upon reset provisions, typically every five years, and a variable component indexed to the 3-month LIBOR plus 165 basis points.

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

13. Related Party Transactions

Giordano Construction Co., Inc., (Giordano Construction) entered into an $868,000 construction agreement with the Company to provide overall management and construction related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility. One of the Company’s principal shareholders is also a principal owner and founder of Giordano Construction. In connection with the Alabama Plant Financing discussed in Note 9, the Company funded $900,000 into an escrow account. On May 25, 2004, funds totaling $673,000 were paid to Giordano Construction. In August 2004, the remaining obligation of the escrow deposit was disbursed to the contractor with the residual escrow account proceeds of $32,000 returned to the Company for use in general operations.

Two of the Company’s principal shareholders have personally guaranteed all Company debt and the secured letter of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our results of operations for the three and nine months ended September 30, 2004 should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes included therein.

Overview

We are engaged in the manufacture of tamper evident plastic closures and the design and fabrication of capping equipment.

Critical Accounting Policies

General

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the policies and estimates related to stock based compensation, revenue recognition, impairment of long-lived assets and intangible assets, and inventory valuation represent our critical accounting policies and estimates. Future results may differ from our estimates under different assumptions or conditions.

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

Revenue Recognition

The Company recognizes product revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Cash payments received in advance of product revenue are recorded as deferred revenue.

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

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Overview

During the first nine months of 2004, we have experienced substantial sales growth (41% or $4,987,771) and progress in increasing overall gross profit margins compared to the same nine month period in the previous year. Our growth continues to be largely dependent on our developing reputation for service and quality in the industry combined with incremental revenue base from our decision to enter different closure style markets during fiscal 2003. Furthermore, we have recently announced our intentions to enter the 38mm screw closure market during the second quarter of 2005.

Throughout fiscal 2003, our operating margin was detrimentally affected by approximately $500,000 primarily due to untimely movements in our resin cost in comparison to corresponding customer price increases and the occurrence of non-recurring conversion costs for the new customer base obtained. During 2004, we have addressed those events and corrected the underlying processes in order to mitigate future exposure and ultimately provide stability to our product line margins.

During 2004, we have streamlined operations and refocused on core strategic areas within our closure business. In line with this effort, we have implemented and are currently exploring other opportunities to further automate our production process.

In May 2004, we consummated both a sale leaseback and financing transaction on our two primary production facilities. The proceeds from the combined transactions permitted the Company to retire approximately $1.9 million in existing long-term debt and $2.0 million on its secured line of credit and to fund a $0.9 million 30,000 square foot warehouse addition to our Alabama production facility. As we experienced an increase in our production volumes, the addition of a warehouse to our southeastern production facility was necessary to minimize third party processing errors, warehousing costs and unnecessary freight charges. Our current borrowing capacity plus unrestricted cash on hand approximately $3.4 million as of September 30, 2004.

Three Months Ended September 30. Operating income for the three months ended September 30, 2004 increased $762,214 from the comparable 2003 period. The increase in operating income was primarily a function of the Company’s increased customer base, fixed overhead volume efficiencies and the attainment of a relatively fixed selling, general and administrative infrastructure permitting the margin from its new customer base to increase overall profitability. Accordingly, sales for the 2004 period increased by $2,055,414 (47.0%) while operating expenses increased by $1,293,200 (31.7%). Non-operating expenses decreased by $23,318 (17.3%) primarily due to lower borrowing rates and a lower overall outstanding balance. This resulted in third quarter 2004 income before taxes being $785,532 higher than that of the same period of the previous year.

Cost of sales of $4,456,962 for the 2004 period was comparable as a percentage of sales (69.8%) with that for the 2003 period (69.7%) due to lower resin pricing procured by the Company and fixed overhead volume efficiencies substantially offset by lower selling prices in certain of our product lines as a result of intensified market competition and customer consolidation.

Selling and service expenses for the 2004 period increased $17,636 (5.1%) as compared to the 2003 period, reflecting a combination of a $100,000 receivable reserve placed on a customer that announced its intentions to dissolve ongoing operations during the quarter and significantly lower costs associated with start-up tooling for customer conversions.

General and administrative expenses for the 2004 period increased $182,619 (49.9%) as compared to the 2003 period, reflecting routine salary increases, higher professional service fees and the payment of mid-year executive bonuses.

The Company accrued $363,104 for federal and state income taxes in the third quarter of 2004 resulting in an effective rate of approximately 40% compared to 36% in 2003. As a result, net income for the three months ended September 30, 2004 was $544,655 or $0.05 basic net income per share, as compared to net income of $77,836 or $0.01 basic net income per share for the three months ended September 30, 2003.

Nine Months Ended September 30. Operating income for the nine months ended September 30, 2004 increased $1,631,133 from the comparable 2003 period. The increase in operating income was primarily a function of the Company’s increased customer base, fixed overhead volume efficiencies and the attainment of a relatively fixed selling, general and administrative infrastructure permitting the margin from its new customer base to increase overall profitability. Accordingly, sales for the 2004 period increased by $4,987,711 (41.1%) while operating expenses increased by $3,356,578 (29.9%). Non-operating expenses decreased by $60,857 (14.0%) primarily due to lower borrowing rates and a lower overall outstanding balance. This resulted in income before taxes for the 2004 period being $1,691,990 higher than that of the same period of the previous year.

Cost of sales of $12,161,831 for the 2004 period was lower as a percentage of sales (71.1%) that that for the 2003 period (74.7%) due to lower resin pricing procured by the Company and fixed overhead volume efficiencies substantially offset by lower selling prices in certain of our product lines as a result of intensified market competition and customer consolidation.

Selling and service expenses for the 2004 period decreased $106,539 (10.1%) as compared to the 2003 period, reflecting lower costs associated with start-up tooling for customer conversions. In addition, two separate write-offs of customer receivable balances approximating $100,000 occurred in the third and first quarterly reporting periods of fiscal 2004 and 2003, respectively, but substantially offset each other during the nine months ended September 30, 2004.

General and administrative expenses for the 2004 period increased $354,717 (31.2%) as compared to the 2003 period, reflecting the addition of a new Company executive, routine salary increases, higher information technology related expenditures associated with the maintenance of the Company’s new financial reporting system, higher professional service fees and the payment of mid-year executive bonuses.

The Company accrued $857,861 for federal and state income taxes for the nine month period ended September 30, 2004 resulting in an effective rate of approximately 40% compared to 38% in 2003. As a result, net income for the nine months ended September 30, 2004 is $1,286,790 or $0.13 basic net income per share, as compared to net income of $279,770 or $0.03 basic net income per share for the nine months ended September 30, 2003.

Liquidity and Financial Condition

Cash and Cash Equivalents. At September 30, 2004, the Company had cash and cash equivalents of $281,097. In addition, the Company had a working capital surplus of $1,002,856, as compared to a deficiency of $2,992,489 at December 31, 2003, primarily due to a combination of the consummation of the sale leaseback transaction, increased customer base and new credit arrangements with our primary resin supplier. In addition, the Company currently has a $3.6 million formula-based secured credit facility with available borrowing capacity of $3.1 million as of September 30, 2004. Management believes that existing cash and cash equivalents and available borrowing capacity together with anticipated cash flow from operations will be adequate to fund the Company’s operations, debt service requirements and capital expenditures throughout fiscal 2004.

In the future, the Company may require additional funds to support operations and may seek to raise additional funds through debt financing or other sources. There can be no assurance that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to the Company.

Operating Activities. Our operations provided cash of $2,094,635 for the nine months ended September 30, 2004, as compared to the same period of the previous year when our operations provided cash of $1,003,230. The increase in cash provided by operations during the 2004 period was due primarily to an increase in net income, the results of improved accounts receivable management processes, favorable credit terms awarded by our primary resin supplier.

Investing Activities. During the nine months ended September 30, 2004, we generated $3,463,113 through the sale of our Pennsylvania manufacturing facility offset by capital expenditures of $1,503,931 primarily for our Alabama warehouse expansion and certain machinery as compared to using $1,423,133 during the same period in the previous year primarily for new product line molds. In addition, we paid $900,000 into an escrow deposit to fund construction of our Alabama warehouse addition, all of which (except for $32,000 returned to the Company) was subsequently released for the project.

Financing Activities. In 2004, we paid down capital lease obligations of $81,005, notes payable of $1,143,534, our Pennsylvania manufacturing facility debt of $1,864,117, $3,000,000 on our line of credit and retired a promissory note totaling $39,236 related to our Alabama facility. As part of the Alabama plant financing transaction, the Company borrowed $1,753,923 for net cash of $4,400,636 used by financing activities. During 2003, $1,084,240 was provided by financing activities comprised of $2,332,492 borrowed on our line of credit offset by repayments of $1,074,636 on our long-term debt and reduction in our capital lease obligations of $171,124. A significant portion of funds borrowed on our line of credit were used to fund the creation of molds for new product lines.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangement.

Related Party Transactions

The Company engages in certain transactions with related parties in the course of its business. In March 2003, one of the Company’s principal shareholders advanced $605,000 to the Company which advance was repaid in April 2003.

Giordano Construction Co., Inc., (Giordano Construction) entered into an $868,000 construction agreement with the Company to provide overall management and construction related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility. One of the Company’s principal shareholders is also a principal owner and founder of Giordano Construction. In connection with the Alabama plant financing, the Company funded $900,000 into an escrow account. On May 25, 2004, funds totaling $673,000 were paid to Giordano Construction. In August 2004, the remainder of the escrow deposit was disbursed to the contractor with the residual escrow account proceeds of $32,000 returned to the Company for use in general operations.

Two of the Company’s principal shareholders have personally guaranteed all Company debt and the secured letter of credit.

Except for these items described above, there have been no significant additional related party transactions from those disclosed in Note 13 to the Consolidated Financial Statements of the Company’s most recent annual report on Form 10-KSB.

Recent Accounting Pronouncements

During March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft of a new standard entitled “Share Based Payment, “ which would amend FASB Statement No. 123 and FASB Statement No. 95, “Statement of Cash Flows.” The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value based method and would be effective for periods beginning after June 15, 2005. See Note 5 “Stock Based Compensation” for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of the Share Based Payment, the pro forma disclosure in Note 5 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

Risk Factors

The following risk factors may cause actual results to differ materially from those in any forward-looking statements contained in this report or made in the future by us or our representatives:

VOLATILE PRICING OR SHORTAGE IN RESIN MAY SIGNIFICANTLY EFFECT OUR OPERATING MARGINS

We purchase large volumes of resin in order to conduct our business operations. The cost of resin, in the aggregate, represents over 60% of our total raw material costs. Resin pricing generally follows price trends of, and varies with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. Results of operations for us could be in the future significantly affected by increases and volatility in these costs. Increases in the unit price of resin will generally increase our working capital needs, and can therefore also adversely affect our liquidity and cash flow.

We may not be able to arrange for sources of resin from our regular vendors or alternative sources in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.

To mitigate against the risks of resin price volatility, we currently rely on the execution of an internal hedging strategy. Loss or significant ineffectiveness in this hedging relationship could remove stability in our margins and have a material adverse effect on our business, results of operations and financial condition.

WE MAY EXPERIENCED CONTINUED PRICING PRESSURES AND CREDIT RISKS DUE TO CONSOLIDATION IN OUR CUSTOMER ACCOUNTS.

We have experienced consolidations through mergers and acquisitions in recent years primarily in our dairy customer base and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the businesses of customers that represent an increasingly large portion of our sales, or any deterioration of their financial condition. Furthermore, this consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands over us.

Most of our contracts currently have ninety-day termination clauses which permit, with proper notification, our customers to exit their contractual relationship with us without significant penalty. The loss or significant decrease in business or a change in the procurement practices of any of our major customers may produce pricing pressures that could have a material adverse effect on our business, results of operations and financial condition.

WE MAY COMPETE AGAINST EXISTING OR NEW COMPETITORS THAT HAVE FINANCIAL AND OTHER RESOURCES SUBSTANTIALLY GREATER THAN OURS

We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. We can expect to meet significant competition from existing competitors with entrenched positions and new competitors with respect to our existing product lines as well as with respect to new products we might introduce. The market has decreased historical pricing levels of our products, and this impact has accelerated during the recent years.

In addition, the dairy closure market in the United States is significantly controlled by one primary competitor. This competitor is substantially larger than us and could have better access to the capital markets and other financial resources than us.

POTENTIAL FUTURE ACQUISITIONS AND/OR JOINT VENTURES MAY NOT RESULT IN EXPECTED SYNERGIES OR OTHER LONG-TERM BENEFITS.

We continuously seek opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. Any identified transactions would be intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under our credit facilities and other debt agreements, some of these transactions may be financed with additional borrowings by us or by the issuance of equity securities. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions, and there can be no assurance that the expected efficiencies and synergies will be realized in the longer term.

WE MAY BE SUBJECT TO UNINSURED OPERATING CONDITIONS THAT MAY ADVERSELY EFFECT OUR FINANCIAL POSITION.

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, we are subject to certain production hazards. These hazards include: explosions; fires; severe weather and natural disasters; mechanical failures; unscheduled downtimes; labor difficulties; transportation interruptions; other environmental risks; and potential terrorist acts. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, we are also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. We maintain property, business interruption and casualty insurance which we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition.

ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS.

Weather conditions in the United States can have a significant impact on our water closure sales. Unusually cool temperatures during a hot weather season in one or more of our markets have adversely affected, and could again adversely affect, sales of our products in those markets.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE WITH LOW TRADING VOLUME.

Our common stock has experienced substantial price volatility, primarily due to a combination of low trading volumes and volatile earnings in recent years. Our common stock is currently traded through the Over-the-Counter Bulletin Board with minimal if any volume exchanging hands on a daily basis. While we expect that trading volume in our stock will improve over time as, among other items, i) the Company has commenced work with an investor relations firm to create retail and institutional investor awareness of and exposure in our common stock and ii) the Company seeks to list its stock on the American Stock Exchange, there can be no assurance these events will occur or that if they do occur that they will result in increased liquidity in our stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees that are frequently compensated in part based on the performance of our stock price. Furthermore, the lack of liquidity in our stock may put us at a disadvantage in constructing future acquisition financing packages.

WE DEPEND UPON KEY PERSONNEL.

We have two principal shareholders that own approximately 80% of our common stock and serve in the capacities of chief executive officer, president and director of our Company. We believe that our future success depends upon their knowledge, ability and experience coupled with that of selective other top executive management. The loss of key personnel responsible for managing the Company could adversely affect our business and financial condition.

WE MAY NOT BE ABLE TO SERVICE OUR DEBT OR STAY IN COMPLIANCE WITH OUR FINANCIAL COVENANTS.

Our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, such as interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all or a portion of our debt;

•	obtain additional financing;

•	sell certain of our assets or operations;

•	reduce or delay capital expenditures; or

•	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

Our primary lender, among other items, requires us to comply with certain financial covenants and other restrictions.    Adverse changes in our operating results or other adverse factors could result in our being unable to comply with these financial covenants. If we violate these covenants and are unable to obtain waivers from our lender, we would be in default under these agreements and our lender could accelerate our obligations thereunder. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

In addition, we have a $1.8 million secured letter of credit related to our Alabama plant financing. The letter of credit is renewable annually at the election of the lender. If the financial markets did not permit us to renew this letter of credit on an annual basis, our lessor could draw upon the letter of credit prior to its expiration and its issuer could require us to make an immediate payment of $1.8 million under the letter of credit reimbursement agreement. If such payment is required, it is possible that we may not have either adequate funds to make such payment or the option to make payment without triggering a default under other outstanding debt agreements.

Forward-Looking Statements

Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments and are typically identified by words such as “believes”, “anticipated” and “expects”. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We undertake no obligation to update forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those discussed under the r caption “Risk Factors” above as well as:

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	terrorist acts,

•	termination of material customer contract(s),

•	contamination or defect in our products that damage our industry reputation,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	technological developments, and

•	our ability to implement our business strategies.

Any of these factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities and Exchange Act of 1934, as amended, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of such date, were effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

                      None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)  Exhibits:

Regulation S-B Number	Exhibit
10.1	Form of Agreement for Incentive Stock Option Awards under the Amended and Restated 2002 Option Plan
10.2	Form of Agreement for Non-qualified Stock Option Awards under the Amended and Restated 2002 Option Plan
10.3

Agreement for Financial Investor Relations for IPEC Holdings Inc. dated October 25, 2004, by and between IPEC Holdings Inc. and Murdock Capital Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on October 28, 2004).

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

IPEC HOLDINGS INC.

Date: November 12, 2004	By:	/s/ Shawn C. Fabry
Shawn C. Fabry
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Form of Agreement for Incentive Stock Option Awards under the Amended and Restated 2002 Option Plan
10.2	Form of Agreement for Non-qualified Stock Option Awards under the Amended and Restated 2002 Option Plan
10.3

Agreement for Financial Investor Relations for IPEC Holdings Inc. dated October 25, 2004, by and between IPEC Holdings Inc. and Murdock Capital Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on October 28, 2004).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

