Form 10KSB
period 2004-12-31
IPEC HOLDINGS INC
filed 2005-03-30
CIK 1114749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission file number: 0-30721

IPEC HOLDINGS INC.
(Name of small business issuer in its charter)

Nevada	87-0621339
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Northgate Industrial Park, 185 Northgate Circle New Castle, Pennsylvania 16105
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 377-4732

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒ No: ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $22,381,158

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,476,171 as of March 11, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,972,912 shares of Common Stock as of March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Information Statement to be filed for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Forward-looking Statements

Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments and are typically identified by words such as “believes”, “anticipates” and “expects”. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We undertake no obligation to update forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed throughout this report, including but not limited to those discussed under the caption “Risk Factors” as well as:

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	terrorist acts,

•	termination of customer and supplier contracts,

•	contamination or defect in our products that damage our industry reputation,

•	risks of doing business outside the United States, including foreign currency fluctuations,

•	technological developments, and

•	our ability to implement our business strategies.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Background

IPEC Holdings Inc. was incorporated in the State of Nevada on December 11, 1985, under the name Nostromo Construction Corporation. From inception to June 1988, we investigated a mining project. After determining not to pursue the mining project, we were inactive until April 1998. On December 1, 1998, we changed our name to Golden Hole, Inc. We filed a registration statement for our common stock under the Securities Exchange Act of 1934, which became effective July 29, 2000, and then began looking for a business opportunity.

On January 28, 2003, we acquired all of the issued and outstanding capital stock of International Plastics and Equipment Corp. (“IPEC”), a Pennsylvania corporation, in exchange solely for approximately 95% of our common stock in a reverse acquisition transaction. Since all of our operations are now conducted through our wholly-owned subsidiary, IPEC, we changed our name to IPEC Holdings Inc. on April 9, 2003.

IPEC

Our wholly-owned subsidiary, IPEC, was founded as a Pennsylvania corporation in December 1994. During the first year of its operations, IPEC was engaged principally in the design, manufacture and sale of capping equipment for use by bottlers. In 1996, IPEC transitioned to a manufacturer of tamper-evident caps. IPEC currently manufactures 26.7mm, 28mm and 38mm tamper evident plastic closures. These closures are used in the bottling of non-carbonated beverages, including bottled water, milk, fruit, and sport drinks. IPEC also still designs and fabricates capping equipment for use by bottlers.

Principal Products

We sell our closures to two primary markets: the bottled water and juice market and the dairy market. We believe that we will benefit from three major trends: i) shifting markets from metal and glass closures to plastic closures, which has resulted primarily from the fact that plastics are cheaper, offer greatly improved tamper protection and have been the subject of substantial technological advancements over recent years, ii) continued transition of the dairy and water markets towards smaller packaging units and iii) conversion of a significant portion of the United States school lunch program to plastic bottles from paperboard cartons.

The following table sets forth sales by major product line for our fiscal year ended December 31, 2004:

Product	Use	Percentage of Sales Volume for Fiscal 2004

28mm sport	Primarily for water bottling on polyethylene terephthalate (PET)bottles ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles.	7%

26.7mm sport	Primarily for water bottling on PET bottles ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles.
2%

28mm flat	Primarily for water bottling on PET bottles ranging in sizes from 8-ounce bottles to 1 and 2-liter bottles.
10%

26.7mm flat	Primarily for water bottling on PET bottles ranging in sizes from8-ounce bottles to 1 and 2-liter bottles.
9%

38 mm snap	High density polyethylene (HDPE) and PET bottles ranging from 8-ounce single-serve to gallon and half-gallon containers used in the water, juice, and dairy sectors.

8%

38mm twist & pull	HDPE and PET bottles ranging from 8-ounce single-serve to gallon and half-gallon containers used in the water, juice, and dairy sectors.This is the “sport” version of the 38mm snap cap.

13%

38mm push pull	Made by special request for a major customer who uses this cap on a product which is an 8-ounce decanter style bottle. This is a modifiedversion of the 38mm twist & pull.

4%

38mm snap screw	Used on HDPE bottles for gallon and half-gallon containers in the dairy sector. May also be used on a single-serve dairy container.
22%

38mm tail cap	Used on HDPE bottles for gallon and half-gallon containers in the dairy sector. May also be used on a single-serve dairy container.
25%

Manufacturing and Raw Materials

Our existing facilities are capable of manufacturing approximately 3.8 billion closures across all product lines. For the years ended December 31, 2004 and 2003, we produced approximately 2.0 and 1.4 billion closures, respectively. We also outsourced production on our 38mm push pull closure whereby a third-party approved by us produced approximately 50 million closures in 2004.

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

To assure a consistent quality of product, the manufacturing floor is maintained to clean room standards where heating, ventilation and air conditioning equipment is designed to preserve a relatively dust-free, thermostatically-controlled environment as well as provide maintenance of required manufacturing temperatures on each machine.

Our quality assurance procedures involve the use of optical sensing to detect dimensional conformity with specifications and a physical sampling of the production taken every two hours of operation to test for aesthetics and functionality. If a sample should fail the test, the run would be quarantined back to the last occurrence of acceptability with a follow-up corrective action taken to modify any batch deficiency noted. We perform the optical sensing using an optical scanning device designed to measure product conformity to preset dimensional standards. Acceptable product is then packaged and scanned for subsequent distribution. For up to 180 days from the delivery date of our product, we offer our customers either a full refund or replacement product for goods determined to have quality-related deficiencies. All other product is eligible for return at our sole discretion.

The cap production process may involve any one of four different types of resins that are readily available on the open market from multiple suppliers. In addition, various coloring agents may be mixed with the resins to meet customer coloring specifications. We procure inventories of resin, as well as packaging materials, on a “just in time basis,” with resin inventory levels being maintained on a 2-7 day usage basis and packaging materials levels on an approximate 7-day level. We primarily use one supplier, Equistar Chemicals, LP, for our resin purchase requirements. Resins are subject to quarterly price fluctuations, resulting from shortages in supply, changes in prices in petrochemical products, strength or weakness of the U.S. dollar and its effect on export demand and other factors. Our agreements with our customers generally include cost escalation clauses to pass price increases on to customers that could otherwise have a material adverse impact on our company.

SRI Quality Registrars independently assessed and certified us as operating a quality management system conforming to ISO 9002. As of December 5, 2003, we received upgraded certification to the revised ISO 9001-2000 quality standard. The International Organization for Standardization (ISO) is a non-governmental organization established in 1947, which has published international standards to facilitate the exchange of goods and services. The ISO 9000 family of standards represents an international consensus on good management practices with the aim of ensuring that the organization can consistently deliver products that meet the client’s quality requirements. The standards give organizations guidelines on what constitutes an effective quality management system and models against which quality systems can be audited.

Distribution Methods

We distribute closures through both direct and indirect sales channels. Most of our products are typically purchased directly by manufacturers on a standing order or contract basis. To a lesser extent, we do use brokers and manufacturers’ representatives. Another distribution channel is the contract packager. Many consumer goods manufacturers employ outside firms to assemble and fill finished product containers. The closures utilized in these arrangements are commonly purchased by the contract vendor.

Once a serious lead is identified, a sales representative or member of senior management meets with the potential customer to discuss terms of any engagement.

Equipment Design and Fabrication

We maintain a capping equipment design and fabrication division in our Pennsylvania production facility, comprised of engineers and technicians. This division focuses on upstream integration by constructing custom designed application equipment for our customers and other bottlers. The division also constructs certain post-injection line equipment for our Company.

Competition

We compete on the basis of price, product design, product quality, customer service, and response time.

In the water and juice market, management believes that large scale manufacturers, such as Alcoa, Crown Cork & Seal, and Owens Illinois, are our primary competition, with additional competition from bottling companies and other food and beverage providers that elect to produce their own closures. As compared to large-scale manufacturers, management believes that we distinguish ourselves by providing better customer service and response time, while maintaining parity on price and quality.

In the dairy market, our major competitor is Portola Packaging, Inc., a multi-national cap producer, with annual sales in excess of $240 million as reported in their Form 10-K/A filed on December 14, 2004 with the Securities and Exchange Commission. Management believes that we compete favorably due to our proprietary rights to variations of the 38mm closure being used in milk packaging for the gallon, half-gallon, and single-serve containers, as well as our customer service, product quality, and competitive pricing.

Major Customers

Our customers are located primarily in the United States. Our sales to customers in the United States comprised 90% and 84% of net sales in 2004 and 2003, respectively. Other customers are located principally in Canada (7% of 2004 net sales), England (2% of 2004 net sales), Mexico, Israel, and the Caribbean islands.

During 2004, sales to one customer amounted to 22% of our net sales and sales to another customer amounted to 15% of net sales. In 2003, two customers accounted for approximately 16% and 11% of net sales, respectively. In determining the customer concentration information presented above, we used the aggregated sales of the customers’ parent company. Typically, purchasing decisions are made at the subsidiary or plant level of our customer base; mitigating a portion of the risk associated with the concentration levels.

Research and Development

We have a program of ongoing research and development that has led to significant product innovations. By designing our own products, we can insure exclusivity while avoiding excessive licensing costs. We charge research and development expenses to operations as incurred. We spent approximately $26,000 and $44,000 on research and development activities in fiscal 2004 and 2003, respectively, none of which was borne directly by customers.

Patents, Licenses & Trademarks

IPEC owns the following patents:

Description	Issue Date	Expiration Date	Patent Number	Country

Tamper evident push-pull closure with pour spout	1/26/1999	4/16/2016	5,862,953	U.S.

Tamper evident closure with push-pull pour spout	2/15/2000	2/15/2016	6,024,255	U.S.

Snap-on screw off closure for use in combination with a container	5/9/2000	10/31/2017	6,059,134	U.S.

Tamper evident closure	6/6/2000	2/15/2016	6,070,766	U.S.

Snap-on tamper evident closure with push-pull pour spout	6/13/2000	2/15/2016	6,073,809	U.S.

Tamper evident closure	6/13/2000	2/15/2016	6,073,810	U.S.

Snap-on screw-off closure	10/23/2001	4/16/2016	6,305,579	U.S.

Tamper evident plastic closure	3/19/2002	4/16/2016	6,357,628	U.S.

Tamper evident closure	8/13/2002	4/16/2016	6,431,404	U.S.

Tamper evident closure	8/3/2004	4/16/2016	6,769,575	U.S.

Snap-on screw-off closure for use in combination with a container	9/21/2004	4/16/2016	6,793,082	U.S.

Snap-on screw-off closure	3/17/2004	10/29/2018	1 027 261	Europe

Snap-on screw-off closure	3/17/2004	10/29/2018	1 027 261	Germany
			(698 22 492.0-08)

Snap-on screw-off closure	3/17/2004	10/29/2018	1 027 261	France

Snap-on screw-off closure	3/17/2004	10/29/2018	1 027 261	United
				Kingdom

IPEC has additional patent submissions pending in the United States, Canada and Mexico.

We have also from time to time secured licensing arrangements to produce other tamper evident caps not of our own design. There are no currently existing licensing arrangements. We did not pay any licensing fees in either 2004 or 2003.

In addition, we announced in our press release dated October 26, 2004 that we are in the final product development stages for two additional product offerings to complete our standard 38mm closure portfolio. We believe our 38mm foil-lined closures and our 38mm screw closure will be available for market consumption in second quarter of 2005. We do not intend to file any patent submissions with respect to these product lines.

Government Regulation

Our products are subject to regulation by the Food and Drug Administration and other agencies with jurisdiction over the effectiveness of tamper-resistant devices and other closures for dairy and other beverage products. A change in government regulation could affect us. We cannot assure you that federal, state, or local authorities will not develop protocols in the future that could materially increase our cost of manufacturing certain products.

Environmental Matters

Federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products. Management is aware that certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types of products produced by us. If such prohibitions or restrictions were widely adopted, such regulatory and environmental measures or a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect on our business. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes.

While we have not been required historically, and do not currently expect, to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

Employees

As of December 31, 2004, we had 110 employees, all of which were full-time. None of the employees are represented by any labor unions.

Risk Factors

Set forth below and elsewhere in this report are descriptions of certain risks and uncertainties that could affect our company’s future overall performance as well as cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

VOLATILE PRICING OR SHORTAGE IN RESIN MAY SIGNIFICANTLY AFFECT OUR OPERATING MARGINS

We purchase large volumes of resin in order to conduct our business operations. The cost of resin, in the aggregate, represents approximately 55% of our total production costs. Resin pricing generally follows price trends of, and varies with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. Our results of operations could be in the future significantly affected by increases and volatility in these costs. Increases in the unit price of resin will generally increase our working capital needs, and can therefore also adversely affect our liquidity and cash flow.

We may not be able to arrange for sources of resin from our regular vendors or alternative sources in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers.

To mitigate against the risk of resin price volatility, we generally have cost pass-through arrangements for resin pricing with our customers. Loss or significant ineffectiveness in this arrangement could remove stability in our margins and have a material adverse effect on our business, results of operations and financial condition.

WE MAY EXPERIENCE CONTINUED PRICING PRESSURES AND CREDIT RISKS DUE TO CONSOLIDATION IN OUR CUSTOMER ACCOUNTS.

We have experienced customer consolidations through mergers and acquisitions in recent years primarily in our dairy customer base and this trend may continue. We could experience additional customer concentration, and our results of operations would be increasingly sensitive to changes in the businesses of customers that represent an increasingly large portion of our sales or any deterioration of their financial condition. Furthermore, this consolidation has resulted in pricing pressures, as larger customers often have been able to make greater pricing and other demands on us.

Most of our contracts currently have ninety-day termination clauses which permit, with proper notification, our customers to exit their contractual relationship with us without significant penalty. The loss or significant decrease in business or a change in the procurement practices of any of our major customers may produce pricing pressures or other circumstances that could have a material adverse effect on our business, results of operations and financial condition.

WE MAY COMPETE AGAINST EXISTING OR NEW COMPETITORS THAT HAVE FINANCIAL AND OTHER RESOURCES SUBSTANTIALLY GREATER THAN OURS

We face direct competition in each of our product lines from a number of companies, many of which have financial and other resources that are substantially greater than ours. We can expect to meet significant competition from existing competitors with entrenched positions and new competitors with respect to our existing product lines as well as with respect to new products we might introduce. The market has decreased historical pricing levels of our products, and this trend has accelerated during recent years.

In addition, the dairy closure market in the United States is significantly controlled by one primary competitor. This competitor is substantially larger than us and could have better access to capital markets and other financial resources than us.

POTENTIAL FUTURE ACQUISITIONS AND/OR JOINT VENTURES MAY NOT RESULT IN EXPECTED SYNERGIES OR OTHER LONG-TERM BENEFITS.

We continuously seek opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. Any identified transactions would be intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under our credit facilities and other debt agreements, some of these transactions may be financed with additional borrowings by us or by the issuance of equity securities or other securities convertible into equity securities. Although these transactions would be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect our results of operations in the short term because of the costs and possible business disruptions associated with such transactions, and there can be no assurance that the expected efficiencies and synergies will be realized in the longer term.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; or

•	Become subject to litigation.

WE MAY BE SUBJECT TO UNINSURED OPERATING CONDITIONS THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

Furthermore, we are also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. We maintain property, business interruption and casualty insurance, which we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition.

ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS.

Weather conditions in the United States can have a significant impact on our water closure sales. Unusually cool temperatures during a hot weather season in one or more of our markets have adversely affected, and could again adversely affect, sales of our products in those markets.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION

We expect to experience fluctuations in our future operating results that may be caused by many factors, including;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Fluctuations in demand for our product and services, such as has occurred in the last two years;

•	Price and product competition in the dairy closure industry, which can change rapidly due to the competitive landscape;

•	The overall trend toward industry consolidation among our customers;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins and the factors that contribute to this as discussed herein;

•	Our ability to achieve targeted cost reductions;

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	How well we execute on our strategy and operating plans; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations, and financial condition.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE WITH LOW TRADING VOLUME.

Our common stock has experienced substantial price volatility, primarily due to a combination of low trading volumes and volatile earnings in recent years. Our common stock is currently traded through the Over-the-Counter Bulletin Board with minimal, if any, volume exchanging hands on a daily basis. While we expect that trading volume in our stock will improve over time as, among other items, i) we have commenced work with an investor relations firm to create retail and institutional investor awareness of and exposure in our common stock and ii) We intend to seek to list our common stock on the American Stock Exchange, there can be no assurance these events will occur or that if they do occur that they will result in increased liquidity in our stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees that are frequently compensated in part based on the performance of our stock price. Furthermore, the lack of liquidity in our stock may put us at a disadvantage in constructing future acquisition financing packages.

OUR BUSINESS MODEL SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE IN THE GENERAL MARKETPLACE OF BOTTLED WATER AND MILK PACKAGED IN PLASTIC UNITS.

A substantial portion of our business and revenue depends on growth and acceptance of bottled water and milk products packaged in plastic and on the related demand for our products by customers that depend on the continued growth of these markets. To the extent that an event or condition would cause a market shift away from either i) the core bottled water or milk beverage markets or ii) plastic packaging units, this would adversely affect spending on our product lines and likely cause us to experience material adverse effects on our business, operating results, and financial condition.

In response to paradigm shifts in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and other write-offs, workforce reduction costs or charges relating to consolidation of excess facilities.

WE DEPEND UPON KEY PERSONNEL.

We have two principal shareholders that own approximately 81% of our common stock and serve in the capacities of president, secretary, treasurer and directors of our company. We believe that our future success depends upon their knowledge, ability and experience coupled with that of other senior executive management. The loss of key personnel responsible for managing our company could adversely affect our business and financial condition.

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

In addition, we have a $1,800,000 secured letter of credit related to our Alabama plant financing. The letter of credit is renewable annually at the election of the lender. If the financial markets did not permit us to renew this letter of credit on an annual basis, our lessor could draw upon the letter of credit prior to its expiration and its issuer could require us to make an immediate payment of $1,800,000. If such payment is required, it is possible that we may not have either adequate funds to make such payment or the option to make payment without triggering a default under other outstanding debt agreements.

OUR PROPRIETARY RIGHTS MAY PROVE DIFFICULT TO ENFORCE

We generally rely on patents, unregistered copyrights, unregistered trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated, or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending or any future applications, or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States.

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses would be available on acceptable terms and conditions, if at all, in all such circumstances. Furthermore, because of the potential for high court awards which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant funds. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

Our exposure to risks associated with the use of intellectual property may be increased as a result of any acquisitions we may complete, as we would likely have less knowledge of the development process with respect to acquired technology or the care taken to safeguard against infringement risks.

IF WE DO NOT SUCCESSFULLY MANAGE OUR STRATEGIC ALLIANCES, WE MAY EXPERIENCE INCREASED COMPETITION OR DELAYS IN PRODUCT DEVELOPMENT

We have several strategic alliances with other companies with whom we work to offer complementary products and services. These arrangements are generally limited to specific projects, the goal of which is generally to either supplement our product line portfolio or facilitate product compatibility and adoption of industry standards. If successful, these relationships may be mutually beneficial and result in revenue growth. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate or compete with that company in another business area.

With respect to strategic alliances with whom we compete in another business area, it is possible that through our relationship they will develop a substantial amount of knowledge about that particular area or other areas of our business and in the future utilize such knowledge to detrimentally affect us through new product offerings or competing products. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF FLOODS, HURRICANES AND OTHER NATURAL CATASTROPHIC EVENTS

Our Brewton, Alabama manufacturing facility is located near an area that has experienced recent flooding and intense hurricane activity. A significant natural disaster, such as a flood or hurricane could have a material adverse impact on our business, operating results, and financial condition.

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected and drive our earnings lower than anticipated. Such changes could be driven by a variety of circumstances including i) a revision in our state apportionment factors which could adversely affect our existing deferred tax assets and liabilities as well as future provisional expense, ii) any requirement to file tax returns in states where we currently do not believe such requirement exists or iii) changes in tax laws or interpretations thereof. In addition, we are subject to normal examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States, and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There exists a significant number of bankruptcies among our customer base, particularly among start-up bottled water companies due to the low capital and informational barriers to entry coupled with attractive market growth trends for the industry. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS AND NET INCOME

We produce injection-molded parts that must hold liquid. Defects in our product can cause the customer significant downtime and have detrimental margin effects on their entire operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects—which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. While the cost of recalls and remediation has not been material in the past, there can be no assurance that a recall or remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market segment, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material negative impact on our business, operating results and financial condition.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report including the unpredictable nature of inventory build months for our seasonal customer base, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments exceeded net bookings, leading to nonlinearity in shipping patterns. This can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management.

In addition, to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our headquarters and one of our manufacturing facilities are located at 185 Northgate Industrial Park, New Castle, Pennsylvania. In December 1997, we added a second manufacturing facility located at 572 Industrial Parkway, Brewton, Alabama. The total square footage of these facilities is approximately 140,000 square feet. We lease both facilities.

We believe that our leased properties are in good condition and suitable for the conduct of our business. For additional information regarding the leases, see Note 11 to our Consolidated Financial Statements included in this report.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “IPEC” since July 5, 2002. The following table sets forth the range of high and low bid quotations for each fiscal quarter during 2004 and 2003. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING	HIGH BID	LOW BID

2003

March 31, 2003	$5.00	$2.00
June 30, 2003	$2.20	$1.20
September 30, 2003	$2.80	$1.10
December 31, 2003	$2.75	$1.95

2004

March 31, 2004	$1.99	$1.30
June 30, 2004	$1.75	$1.10
September 30, 2004	$1.75	$1.50
December 31, 2004	$2.95	$1.30

Holders

As of March 25, 2005, there were 68 registered holders of record of our common stock. However, we believe the number of beneficial owners is significantly greater.

Dividends

Since our inception, no cash dividends have been declared on our common stock. Our Revolving Credit and Loan Agreement (“Loan Agreement”) with Citizen’s Bank prohibits our subsidiary, IPEC, from making dividend distributions or repurchasing its capital stock if we are in an Event of Default, as defined in the Loan Agreement, or after giving effect to such distribution we would be in an Event of Default.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Company History

Effective January 28, 2003, an arrangement was completed between Golden Hole, Inc. and IPEC, whereby the shareholders of IPEC exchanged all of their common shares for 9,489,796 shares of Golden Hole common stock.

Following the acquisition, the former shareholders of IPEC held a majority of Golden Hole’s total issued and outstanding common shares, and IPEC was therefore deemed to be the acquirer. Accordingly, the transaction was accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of Golden Hole have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values. Golden Hole was renamed IPEC Holdings Inc. in April 2003.

Overview

We sell standardized tamper evident plastic closures that address a wide range of closure requirements for such industries as water, milk, juice and food. We believe our two primary competitive advantages are i) our continuous focus on delivering industry leading after-sale support through a combination of our domestically dispersed field technicians and centralized customer service center and ii) our low cost manufacturing process.

The closure industry in the United States is dependent primarily on container demand trends and container mix. According to a 2004 market study published by the Freedonia Group, the demand for caps and closures in the United States market is expected to reach $6.8 billion and 210 billion units in 2008 with beverages remaining the largest and fastest-growing closure market. We believe unit gains will be driven by the following major market trends:

•	Increasing demand for smaller, single-serve containers and multi-packs;

•	Further market share conversion from metal and glass closures; and

•	Reduction in the amount of closureless containers like metal cans and paperboard cartons.

Our primary strategy is to increase our plastic closure sales by aggressively increasing our market share in the non-carbonated beverage sector of the caps and closures industry. We have identified the following areas of focus to support this strategy:

•	Emphasizing customer support and total product solutions;

•	Continuing to enhance low cost manufacturing capabilities; and

•	Expanding sales initiatives.

In 2004, we articulated our financial goals of growing annual revenue, increasing gross profit margins and reducing our leverage position. Our results for 2004 indicate that we have made substantial progress towards these goals. Net sales were up 36.5% to $22,381,158 from $16,395,664 in 2003. Net Income was $1,678,780 compared to $87,071 in 2003. Diluted earnings per share were at $0.16 compared to $0.01 in 2003. Cash flow from operations was $3,354,684 compared to $2,181,092 in 2003.

Our sales increase was driven through a combination of the broadening of our closure portfolio to attract a previously inaccessible customer base, penetration of larger customer accounts and the trickle-down effect of our developing reputation for quality and service in the industry. While various product lines attributed to the growth, we saw our highest increase in the 38mm tail cap product line (unthreaded cap) in only its second year of production. The product line now accounts for 25% of our revenue base in 2004 compared to 11% in 2003.

We also undertook a comprehensive review of our production process and made significant changes to increase our gross profit margin. Changes implemented in 2004 included:

•	The development and implementation of a strategic initiative to mitigate future effects of the volatile resin markets on our margins;

•	Automation of previously labor-intensive production tasks;

•	Conversion from a manual intensive periodic inventory management system to a substantially automated perpetual bar-coded system generating measurable improvement in several key areas including the reduction of shipping and production scheduling errors; and

•	Construction of our 30,000 square foot warehouse in Brewton, Alabama to minimize third-party processing errors and charges, increase customer satisfaction and decrease lead times.

In addition, we are currently in the process of increasing our packaging counts on certain product lines in order to reduce raw material requirements, increase warehouse space, decrease labor costs and minimize freight charges. This improvement is expected to commence with production on May 1, 2005.

We have also been active on the financial end of our business. On May 21, 2004, we completed the sale of our two production facilities under a sale and leaseback arrangement. The sale resulted in $3,300,000 of available cash flow for our company which was used to fund the Alabama warehouse expansion and initially pay down our demand line of credit to the extent of approximately $900,000 and $2,400,000, respectively.

In February 2005, we consummated a debt refinancing package with Citizens Bank. The consummation of this transaction reduced the average fixed interest rate (considering the effect of our swap derivative) by approximately 200 basis points from that of the refinanced debt; decreased required term principal debt payments by approximately $600,000 over the subsequent twelve-month period, and removed our obligation to fund $400,000 to a reserve fund over a sixty-month period as security against our $1,800,000 letter of credit.

We believe that the consummation of these transactions coupled with higher levels of operating cash flow has provided adequate liquidity to withstand unexpected short-term volatility in our markets while providing us flexibility with our financial resources to entertain potential new product market entry opportunities.

During 2005, we plan on focusing on growing annual revenue, maintaining gross profit margins and expanding our product offerings. Among the key external factors we expect to influence our fiscal 2005 performance are the success of our additional product offerings in the marketplace, the trend of market pricing on certain product lines, the advancement of the major market expectations discussed above and our ability to increase market share primarily on the west coast of the United States.

Critical Accounting Estimates

General

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Note 3 to our Consolidated Financial Statements included in this report describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. We consider the accounting policies described below to be affected by critical accounting estimates. Such accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results may differ from our estimates under different assumptions or conditions.

Allowance for Doubtful Accounts and Returns

Our accounts receivable balance was $2,041,383 as of December 31, 2004, compared with $2,093,245 as of December 31, 2003. The allowance for doubtful accounts as of December 31, 2004 was $378,000, compared with $220,000 as of December 31, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

For up to 180 days from the delivery date of our product, we offer our customers either a full refund or replacement product for goods determined to have quality-related deficiencies. All other product is eligible for return at our sole discretion. A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of December 31, 2004 included $40,000 for estimated future returns that were recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Our provision for doubtful accounts and returns was $318,320 and $82,615 for fiscal 2004 and 2003, respectively. In fiscal 2004, we recorded approximately $252,000 for the balance due from a Canadian bottled water customer and its affiliated joint venture. In December 2004, the customer filed for bankruptcy protection. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Allowance for Inventory

Our inventory balance was $2,774,613 as of December 31, 2004, compared with $2,143,572 as of December 31, 2003. Our inventory allowances as of December 31, 2004 were $59,047, compared with $81,875 as of December 31, 2003. We provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts and historical product turns. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory write-downs was $106,172 and $150,655 for 2004 and 2003, respectively. This resulted in the recording of a provision as a percentage of costs of sales of 0.6% and 1.0%, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing markets and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times compared with the risk of inventory obsolescence.

Non-Employee Stock Based Compensation

We account for stock-based awards to non-employees (excluding non-employee directors) using the fair value method of accounting in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The value of each non-employee option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use historical data to compute expected volatility based on the sixty-five week period prior to the award’s grant date. Expected life of our stock options are based upon historical and other economic data trended into future years.

Under this method, we have recorded $90,000 and $1,100 of compensation expense for fiscal years 2004 and 2003, respectively.

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

Income Taxes

We are subject to income taxes in both the United States and various state jurisdictions. During the ordinary course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. Reserves are also established for changes or challenges by taxing authorities in state apportionment factors and the negative effect such changes may have on our reported taxable income and on our deferred taxes and liabilities. We adjust these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Our effective tax rates differ from the statutory rate primarily due to state taxes, export incentives and the tax impact of permanent differences relating to life insurance premiums and non-deductible meals and entertainment. Our effective tax rate was 40.0% and 41.7% for fiscal 2004 and 2003, respectively. Our future effective tax rates could be adversely affected by earnings or apportionment factors being lower than anticipated in states where we have lower statutory rates and higher than anticipated in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Discussion of Fiscal Years Ended December 31, 2004 and 2003

Operating income for the year ended December 31, 2004 increased $2,512,584 from the comparable 2003 period. The increase in operating income was primarily a function of our increased customer base, fixed overhead volume efficiencies, implementation of certain cost saving initiatives and the attainment of a fixed selling and service infrastructure permitting the margin from our new customer base to increase overall profitability. Accordingly, sales for the 2004 period increased by $5,985,494 (36.5%) while operating expenses increased by $3,472,910 (22.1%). Non-operating expenses decreased by $136,074 (24.2%) primarily due to lower borrowing rates and a lower overall outstanding balance of borrowings. This resulted in income before taxes for the 2004 period being $2,648,658 higher than that of the previous year.

Cost of sales of $15,749,399 for the 2004 period was lower as a percentage of sales (70.4%) that that for the 2003 period (77.1%) due to lower resin pricing we procured, fixed overhead volume efficiencies and the implementation of certain cost saving initiatives, offset by lower selling prices in certain product lines as a result of intensified market competition and customer consolidation.

Selling and service expenses for the 2004 period decreased $205,146 (14.8%) as compared to the 2003 period, reflecting a lower headcount and lower costs associated with start-up tooling for customer conversions.

General and administrative expenses for the 2004 period increased $574,441 (34.8%) as compared to the 2003 period, reflecting the additional seven months of salary for a new executive, the increased number of employees in various departments, routine salary increases, higher information technology related expenditures associated with the maintenance of our new financial reporting system, higher professional service fees and the payment of higher executive bonuses.

We accrued $1,119,144 for federal and state income taxes for the fiscal year ended December 31, 2004 resulting in an effective rate of approximately 40% compared to 41.7% in 2003. As a result, net income for the fiscal year ended December 31, 2004 was $1,678,780 or $0.16 per diluted share, as compared to net income of $87,071 or $0.01 per diluted share for the fiscal year ended December 31, 2003.

Liquidity and Financial Condition

Cash and Cash Equivalents. At December 31, 2004, we had cash and cash equivalents of $279,278. In addition, we had a working capital surplus of $1,421,862, as compared to a deficiency of $2,925,764 at December 31, 2003. This favorable variation was primarily due to a combination of the consummation of our sale leaseback transactions, increased customer base and new credit arrangements with our primary resin suppliers. Management believes that existing cash and cash equivalents and available borrowing capacity together with anticipated cash flow from operations will be adequate to fund our operations, debt service requirements and capital expenditures throughout fiscal 2005.

Operating Activities. Our operations provided cash of $3,354,684 for the fiscal year ended December 31, 2004, as compared to the previous year when our operations provided cash of $2,181,092. The increase in cash provided by operations during the 2004 period was due primarily to an increase in net income, the results of improved accounts receivable management processes and favorable credit terms awarded by our primary resin suppliers.

Investing Activities. During the year ended December 31, 2004, we generated $3,463,113 through the sale of our Pennsylvania manufacturing facility offset by capital expenditures of $1,787,447 primarily for our Alabama warehouse expansion and certain machinery, as compared to using $1,802,248 during the same period in the previous year primarily for new product line molds. In addition, we paid $900,000 into an escrow deposit to fund construction of our Alabama warehouse addition, all of which (except for $32,000 returned to us) was subsequently released for the project.

We anticipate that future capital expenditures will be incurred primarily for the purchase of additional molds, presses and customer conversion equipment in order to meet increasing demand for our product. We project such growth spending to approximate $1,000,000 in 2005. Furthermore, we believe capital spending to maintain existing machinery and equipment and enhance administrative operations and processes will approximate $800,000 in 2005. In addition, if our growth trend continues at its current pace, we believe that a third production facility will be required during fiscal 2006. We expect that this facility would be constructed primarily to service our growing customer base in the western portion of the United States. We estimate that this project would require total capital expenditures of approximately $7,000,000.

We anticipate the majority of the capital required for these items to be funded through a combination of operating cash flows and traditional debt financing collateralized by a combination of existing assets and the new assets being acquired.

Financing Activities. In 2004, we paid down capital lease obligations of $83,164, notes payable of $1,526,394, our Pennsylvania manufacturing facility debt of $1,864,117, $3,580,000 on our line of credit and retired a promissory note totaling $39,236 related to our Alabama facility. As part of the Alabama plant financing transaction, we borrowed $1,753,923 and funded $40,000 as collateral for our secured letter of credit. All of these activities resulted in net cash of $5,378,988 used by financing activities during fiscal 2004. During 2003, $164,411 was provided by financing activities comprised of $1,830,000 borrowed on our line of credit offset by repayments of $1,513,236 on our long-term debt and reduction in our capital lease obligations of $152,353. A significant portion of funds borrowed on our line of credit in fiscal 2003 were used to fund the creation of molds for new product lines.

In February 2005, we completed a debt refinancing that resulted in a maximum $3,500,000 formula-based secured credit facility with available remaining borrowing capacity of approximately $1,600,000 and an unused $1,000,000 Multi-Term Loan that may be drawn for future equipment expenditures. Among other benefits, the refinancing provided us with more favorable interest rates and additional financial flexibility to assist us in meeting our company’s growth plans.

We compete in a very competitive marketplace that has observed significant price decreases in certain product lines over the past three years. We believe that such price level erosion experienced in recent years will eventually reverse. However, there is no guarantee that such trend will reverse and further price erosion could significantly affect our financial position and our results of operations in future periods.

In the future, we may require additional funds to support operations and may seek to raise additional funds through debt financing or other sources. There can be no assurance that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to our company.

Related Party Transactions

Related party transactions are primarily with the following entities, related to our company by common ownership (i) Giordano Construction Co., Inc. (“Giordano Construction”), for which we fabricate certain products and from which we obtain building and construction services and (ii) L&G Properties, from which we lease equipment. Giordano Construction is owned 50% by one our principal owners who is also a director and executive officer with the remainder owed by another company director. L&G Properties is owned 50% by each of the two principal owners of our company who are also directors and executive officers.

These related party transactions consist of the following:

	2004	2003

Transactions with Giordano Construction
Sales	$7,695	$18,748

Purchases	$970,240	$8,245

Receivable From Giordano Construction at December 31	$1,250	$—

Payable to Giordano Construction at December 31	$—	$—

Transactions with L&G Properties Leasing of Equipment	$—	$49,668

Giordano Construction entered into an $868,000 construction agreement with our company to provide overall management and construction related services for a 30,000 square foot expansion of our Brewton, Alabama production facility. In December 2004, Giordano Construction was paid $29,000 for cost overruns related to this project. The remaining purchases are for paving and other construction related services.

In March 2003, we received a $650,000 advance from one of our two principal shareholders. We paid the entire outstanding balance on April 3, 2003.

Our principal shareholders had personally guaranteed all of our debt. These guaranties were released in connection with our February 2005 refinancing.

Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, inventory management, and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following table summarizes our contractual obligations at December 31, 2004:

	Payment Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease commitments (1)	$63,228	$28,685	$34,543	$—	$—
Real estate operating lease commitments(2)(3)	7,139,195	298,720	597,440	597,440	5,645,595
Long-term debt (4)	4,182,462	961,381	1,372,489	88,833	1,759,759
Capital lease obligations	36,694	9,642	20,384	6,668	—
Purchase obligations (5)	—	—	—	—	—

Total	$11,421,579	$1,298,428	$2,024,856	$692,941	$7,405,354

(1)	We lease certain manufacturing equipment and vehicles under operating leases expiring at various dates through 2007. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

(2)	On May 21, 2004, we sold our Pennsylvania production facility for gross proceeds of $3,897,000. Concurrent with the sale, we leased the property back under a non-cancelable lease for a period of 29.5 years and thereafter renewable at market rates at our option.

(3)	A portion of the future minimum lease payments are contingent upon fluctuations in the three month LIBOR rate. Rent was computed based on the 2.09% rate existing in the lease as of December 31, 2004.

(4)	In connection with our debt refinancing in February 2005, the information on long-term debt set forth above has been altered. Please refer to Note 19 of our Consolidated Financial Statements included in this report for additional information.

(5)	Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities and set prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of raw materials and other goods and services are not included in the table above. Agreements for outsourced services generally contain clauses allowing for cancellation without significant penalty, and are therefore not included in the table above.

The table does not include contractual obligations recorded on the balance sheet as current liabilities except for the current portion of long-term debt, bank line of credit and the current portion of capital lease obligations.

Other Commitments

We are required to have a secured letter of credit for $1,800,000 related to our rental obligation on our Alabama Plant Financing (see Note 15 to our Consolidated Financial Statements included in this report). Subsequent to our debt refinancing transaction in February 2005 (see Note 19 to our Consolidated Financial Statements included in this report), this letter of credit was renewable on an annual basis with our financial institution. As of February 22, 2005, the letter of credit had an unused balance of $1,800,000 and an expiration date in February 2006.

We are also required to have a financial guarantee surety bond to cover our goods and services tax to conduct exporting services into Canada (GST Tax). The surety bond issuer requires protection under a letter of credit. The letter of credit had an unused balance of $35,000 U.S. dollars and an expiration date of January 30, 2006.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangement.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective July 25, 2003, Baier & Williams, LLP. (“Baier & Williams”) resigned as our independent accountant. Baier & Williams informed us that it could no longer provide audit (or audit related) services to SEC registrants in as much as the firm had chosen not to register with the Public Company Accounting Oversight Board. Baier & Williams audited our financial statements for the years ended December 31, 2002, 2001 and 2000. On September 8, 2003, we engaged Beard Miller Company LLP (“Beard Miller”) as our new independent accountants. The decision to engage Beard Miller was approved by the Audit Committee of our Board of Directors.

We reported these events in our Form 10-QSB for the fiscal quarter ended June 30, 2003 filed on July 25, 2003 and in a Form 8-K filed on September 15, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER ITEMS

We are not aware of any information that should have been reported on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported, whether or not otherwise required by this Form 10-KSB.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors and executive officers is set forth below. Information regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Ownership of Securities–Section 16(a) Beneficial Ownership Reporting Compliance” in our Information Statement related to our 2005 Annual Meeting of Shareholders (the “2005 Information Statement”), which section is incorporated herein by reference. We expect to file the 2005 Information Statement or an amendment to this report on Form 10-KSB on or before April 29, 2005.

Non-Employee Directors:

            THOMAS J. GIORDANO, age 35, became a director March 29, 2004. He has served as Vice-President of Giordano Construction since 1998. Mr. Giordano oversees daily operations of Giordano Construction, which provides general contracting, commercial, industrial and telecommunications construction services in numerous states. Since 2002, Mr. Giordano has been Vice-President and partner of Portage Chrysler, Jeep, Dodge of Garratsville, Ohio. Thomas J. Giordano is the son of Joseph Giordano, Jr., the President and a director of our company.

            MEL GRATA, age 52, became a director in March 2003. He has been the owner of Mel Grata Chevrolet in Hermitage, Pennsylvania since July 1985. Mr. Grata has been active in his local community, serving as a director of the Shenango Valley Foundation since July 1994, a director of Shenango Valley Industrial Development Corp. since 1984, and a founding member of Subscribers Encouraging Economic Development. In addition, he has previously served as a director of McDowell National Bank/Integra Bank North in Hermitage, Pennsylvania, and as an advisory board member for the First National Bank of Pennsylvania from 1987 to 1991. In November 2004, Mr. Grata was named the Shenango Valley Chamber of Commerce “Man of the Year.”

           DONALD L. FRANTY, age 41, became a director in March 2003. Since August 2002, he has been an officer and shareholder in Franty & Company located in McMurray, Pennsylvania. This is a full-service firm of certified public accountants and management consultants offering services in the areas of auditing, accounting, tax, and management consulting. From 1996 to August 2002, Mr. Franty operated a tax and accounting practice, Franty-Good & Co. He was an auditor with the Pittsburgh office of Parente Randolph, a Wilkes-Barre-based regional accounting firm from 1989 to 1996. He began his career in public accounting in 1985 with the local firm of Ryan Damratoski & Company, after having received a bachelor’s degree in accounting from West Virginia University. Mr. Franty is a member of the American Institute of Certified Public Accountants (“AICPA”) and the Pennsylvania Institute of Certified Public Accountants (“PICPA”). He is also involved in various civic activities in McMurray, Pennsylvania.

           TERRY L. MASSARO, age 51, became a director in March 2003. He is currently a partner with the accounting firm of Carbis Walker LLP, New Castle, Pennsylvania, and has been with the firm for over 25 years. He has focused on building expertise in the areas of manufacturing and nonprofit entities. Mr. Massaro is the quality control partner of the firm and captain of Carbis Walker’s peer review team, which is utilized by other firms as a mandatory quality control tool to meet standards set by the AICPA. Additionally, he is in charge of the firm’s report center where he is responsible for reviewing reports for accuracy and adherence to guidelines set by the AICPA. He is currently the alternate coordinator of manufacturing services and has served as the firm’s partner-in-charge of the New Castle office. Mr. Massaro received a bachelor of arts degree in business with a concentration in accounting from Westminster College. He is a member of the AICPA, the PICPA, and the Ohio Society of Certified Public Accountants.

           JOSEPH J. PRISCHAK, age 74, became a director in March 2003. He is the chairman of the board of the Plastek Group of Erie, Pennsylvania, a company which he founded in 1971. Mr. Prischak began his career at Erie Resistor in the molding department and then moved to the tool room where he took up his apprenticeship. He then worked for Penn Erie Manufacturing. With two partners, he founded Triangle Tool Company in 1956 in Erie, Pennsylvania. He then moved into the plastics field in 1971 with the founding of the Plastek Group, an international tool making and plastic molding company in the field of plastic packaging for consumer products. The Plastek Group now has over 2,000 employees. In 1991, Mr. Prischak was honored with the “Master Entrepreneur of the Year” Award, which is sponsored by Inc. Magazine, Merrill Lynch Financial Services, and Ernst and Young LLP. He has served on the Hamot Corporation Board, and currently serves on Penn State Behrend Council of Fellows. Since December 1999, he has been a director of Echocath, Inc., a public company located in Princeton, New Jersey, which develops, manufactures and markets medical devices, which enhance and expand the use of ultrasound technology for medical applications and procedures.

Executive Officers and Employee Directors:

Name	Age	Position with our Company

Joseph Giordano, Jr	54	President and Director

Charles J. Long, Jr	43	Secretary, Treasurer and Director

Jay A. Martin	31	Vice-President of Operations

Shawn C. Fabry	27	Chief Financial Officer and Assistant Secretary

            JOSEPH GIORDANO, JR. has been the President of IPEC since December 1994 and became the President and a director of our company in January 2002. Mr. Giordano has also been the Chief Executive Officer of Giordano Construction Company, Inc. (“Giordano Construction”) since 1998 until the present time and was the President of Giordano Construction from 1973 through 1998. Giordano Construction provides general, commercial, industrial and telecommunications construction services. From January 2000 through April 2003, Mr. Giordano was a principal shareholder and director of Everclear Communications, LLC (Walton, Kentucky), a telecommunication construction services company.

            CHARLES J. LONG, JR. has been the corporate Secretary and Treasurer of IPEC since 1994 and became the Secretary, Treasurer and a Director of our company in January 2002. Mr. Long served as the President of E. Long Holdings (New Castle, Pennsylvania) from 1984 through January 2002. E. Long Holdings is a private company that provides paving construction services. Since 1990, Mr. Long has been the President of Hackers Inc. (Volant, Pennsylvania), a private company that owns and manages several golf course facilities.

            JAY A. MARTIN has been our Vice President of Operations since 2001. Mr. Martin earned a Bachelor of Science in Mechanical Engineering along with additional education in Quality Management with a concentration in Metrology. He began his professional career in the engineering department of IPEC in 1996. He has held the following positions within our company in the order listed: CAD/Drafting Engineer, Engineering Manager, Corporate Purchasing Manager, Divisional Quality Assurance Manager, Corporate Quality Assurance Director, Plant Manager, and Assistant Vice-President of Operations. Mr. Martin is now responsible for all phases of our operations including the Brewton, Alabama and the New Castle, Pennsylvania facilities. As such, he oversaw the entire ISO 9001-2000 certification process for IPEC. Mr. Martin has been active in his local community, serving as the Head of Public Relations for the Lawrence County Big Brothers Big Sisters, as well as sitting on the Board of Director’s since 2001. Mr. Martin is also an active member of the Lawrence County School to Work program as well as the Lawrence County Student Mentoring Program.

            SHAWN C. FABRY became our Chief Financial Officer in July 2003 and Assistant Secretary in February 2005. Mr. Fabry holds a Bachelor of Science degree in accounting with a minor in business administration. Mr. Fabry began his career with Arthur Andersen LLP in 1999, where he spent three years as a senior auditor. From 2002 to 2003, he worked as an audit manager for Ernst & Young LLP, Pittsburgh, Pennsylvania serving a client base comprised primarily of SEC registrants. Mr. Fabry is a member of the American Institute of Certified Public Accountants (“AICPA”) and the Pennsylvania Institute of Certified Public Accountants (“PICPA”). He is also involved in various civic activities in Cranberry, Pennsylvania and is a Certified Public Accountant.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. A copy of this code of ethics is filed as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is included under the captions “Proposal No. 1:–Election of Directors–Director Compensation” and “Executive Compensation and Related Information” in the 2005 Information Statement, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the caption “Ownership of Securities” in the 2005 Information Statement, which section is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2005 Information Statement, which section is incorporated herein by reference.

ITEM 13. EXHIBITS

The exhibits listed in the Index to Exhibits are incorporated herein by reference as the list of exhibits required as part of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 3:–Ratification of the Selection of Beard Miller Company LLP as Independent Auditors–Independent Auditor Fee Information” and “Audit Committee Approval Process” in 2005 Information Statement, which sections are incorporated herein by reference.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPEC HOLDINGS INC.

Date: March 30, 2005	By:	/s/ Joseph Giordano, Jr.
——————————————————
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Giordano, Jr.	President and Director (Principal Executive Officer)	March 30, 2005
—————————————
Joseph Giordano, Jr.

/s/ Charles J. Long, Jr.	Secretary, Treasurer and Director	March 30, 2005
—————————————
Charles J. Long, Jr.

/s/ Shawn C. Fabry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005
—————————————
Shawn C. Fabry

/s/ Thomas J. Giordano	Director	March 30, 2005
—————————————
Thomas J. Giordano

/s/ Mel Grata	Director	March 30, 2005
—————————————
Mel Grata

/s/ Donald L. Franty	Director	March 30, 2005
—————————————
Donald L. Franty

/s/ Terry L. Massaro	Director	March 30, 2005
—————————————
Terry L. Massaro

/s/ Joseph J. Prishak	Director	March 30, 2005
—————————————
Joseph J. Prishak

Index to Exhibits

Exhibit Number	Description of Exhibit (1)

2.1	Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A dated March 18, 2002).

3.1	Restated Articles of Incorporation of IPEC Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated April 15, 2002).

3.2	Bylaws of IPEC Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated April 15, 2002).

10.1*	Amended and Restated IPEC Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004).

10.2	Lease Agreement dated as of May 21, 2004 between CRICIPECPA LP, as Lessor, and International Plastics and Equipment Corp., as Lessee (incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004).

10.3	Lease Agreement dated as of May 21, 2004 between CRICIPECAL LLC, as Lessor, and International Plastics and Equipment Corp., as Lessee (incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004).

10.4	Guaranty of Lease dated May 21, 2004 between IPEC Holdings Inc., as Guarantor, to and for the benefit of CRICIPECPA LP, as Lessor (incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004).

10.5	Guaranty of Lease dated May 21, 2004 between IPEC Holdings Inc., as Guarantor, to and for the benefit of CRICIPECAL LLC, as Lessor (incorporated by reference to Exhibit 10.13 to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004).

10.6*	Form of Agreement for Incentive Stock Option Awards under the Amended and Restated IPEC Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004).

10.7*	Form of Agreement for Non-qualified Stock Option Awards under the Amended and Restated IPEC Holdings Inc 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004).

10.8	Agreement for Financial Investor Relations for IPEC Holdings Inc. dated October 25, 2004 by and between IPEC Holdings Inc. and Murdock Capital Partners Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 28, 2004).

10.9	Revolving Credit and Term Loan Agreement dated February 18, 2005 by and between International Plastics and Equipment Corp. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.10	Revolving Credit Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.11	Term Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.12	Multi-Draw Term Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.13	Security Agreement dated February 18, 2005 by and between International Plastics and Equipment Corp. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.14	Guaranty and Suretyship Agreement dated February 18, 2005 made by IPEC Holdings Inc. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.15	Summary of Non-Employee Director Compensation effective January 1, 2005

14.1	Code of Ethics for Senior Financial Officers.

21.1	Subsidiaries of the registrant.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of the Chief Financial Officer.

——————————
* Indicates management contract or compensatory plan or arrangement.

(1)  In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 0-30721.

Copies of the exhibits filed or furnished as part of this Form 10-KSB are available at the cost of $0.25 per page to any shareholder of record upon written request to the Secretary, IPEC Holdings Inc., Northgate Industrial Park, 185 Northgate Circle New Castle, Pennsylvania 16105.

Item 7. FINANCIAL STATEMENTS

IPEC Holdings Inc.
Consolidated Financial Statements
December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors
IPEC Holdings Inc.
New Castle, Pennsylvania

           We have audited the accompanying consolidated balance sheets of IPEC Holdings Inc. and subsidiary as of December 31, 2004 and 2003, and the related statements of consolidated operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPEC Holdings Inc. and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania
February 24, 2005

IPEC Holdings Inc.
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003

Assets

Cash	$279,278	$627,916
Accounts receivable, less allowance for doubtful accounts and returns of
$418,000 and $220,000, respectively in 2004 and 2003	1,623,383	1,873,245
Other trade related receivables	268,305	284,009
Inventories	2,774,613	2,143,572
Income tax refund receivable	37,492	—
Deferred tax asset	210,551	102,108
Prepaid expenses	152,394	51,040

Current Assets	5,346,016	5,081,890

Land	41,040	129,297
Buildings and equipment	17,732,115	18,482,266
Construction in progress	223,234	335,002
Accumulated depreciation	(8,738,980)	(7,418,823)

Property, plant & equipment, net	9,257,409	11,527,742

Patents, less accumulated amortization of $129,709 and $104,115 in 2004 and 2003	262,178	287,772
Other assets	372,593	166,989

Other Assets	634,771	454,761

Total Assets	$15,238,196	$17,064,393

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003

Liabilities

Accounts payable	$905,115	$1,788,983
Accrued liabilities	1,200,850	209,900
Current portion of long-term debt	961,381	1,545,938
Bank line of credit	800,000	4,380,000
Current portion of capital lease obligation	9,642	82,833
Current portion of deferred gain on plant sale	47,166	—

Current Liabilities	3,924,154	8,007,654

Capital lease obligation	27,053	9,276
Long-term debt	3,221,081	4,089,348
Long-term deferred gain on plant sale	1,046,141	—

Long-term Liabilities	4,294,275	4,098,624

Deferred income taxes	860,881	568,009

Total Liabilities	9,079,310	12,674,287

Shareholders’ Equity

Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares
issued and outstanding	—	—

Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,972,912 shares issued and outstanding	9,973	9,973
Additional paid in capital	4,467,994	4,377,994
Retained earnings	1,680,919	2,139

Shareholders’ Equity	6,158,886	4,390,106

Total Liabilities and Shareholders’ Equity	$15,238,196	$17,064,393

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Statements of Consolidated Operations

	Year Ended December 31,

	2004	2003

Sales	$22,381,158	$16,395,664

Operating Expenses
Cost of Goods Sold	15,749,399	12,645,784
Selling and Service	1,180,884	1,386,030
General and Administrative	2,225,971	1,651,530

Operating Expenses	19,156,254	15,683,344

Operating Income	3,224,904	712,320

Non-operating Expense (Income)
Interest Expense	414,167	598,922
Other Expense (Income)	12,813	(35,868)

Non-operating Expenses, net	426,980	563,054

Income Before Taxes	2,797,924	149,266
Income Taxes	1,119,144	62,195

Net Income	$1,678,780	$87,071

Average Shares of Common Stock - Basic	9,972,912	9,972,912

Average Shares of Common Stock - Diluted	10,230,486	10,242,459

Basic Net Income Per Share	$0.17	$0.01

Diluted Net Income Per Share	$0.16	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Statements of Consolidated Cash Flows

	Year Ended December 31,

	2004	2003

Cash Flows from Operating Activities:
Net Income	$1,678,780	$87,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,767,990	1,738,371
Deferred taxes	239,467	62,195
Deferred financing cost amortization	4,400	—
Gain amortization on plant sale	(26,672)	—
Provision for doubtful accounts and returns	318,320	82,615
Provision for inventory write-downs	106,172	150,655
Common stock issued for services	—	1,100
Warrants issued for services	90,000	—
Changes in operating assets and liabilities:
Accounts receivable	(68,458)	(1,018,692)
Other trade related receivables	15,704	(100,197)
Inventory	(737,213)	340,515
Prepaid expenses	(101,354)	(45,491)
Other assets	52,996	(157,816)
Accounts payable	(883,868)	988,230
Accrued liabilities	990,950	68,962
Income taxes	(92,530)	(16,426)

Net cash provided by operating activities	3,354,684	2,181,092

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(1,787,447)	(1,788,458)
Payment to escrow deposit	900,000	—
Release of funds from escrow deposit	(900,000)	—
Proceeds from sale of plant, net of $434,000 in transaction related costs	3,463,113	—
Development of patents	—	(13,790)

Net cash provided (used) in investing activities	1,675,666	(1,802,248)

Cash Flows from Financing Activities:
Borrowing on bank line of credit	610,000	2,330,000
Repayment of bank line of credit	(4,190,000)	(500,000)
Repayments of capital lease obligations	(83,164)	(152,353)
Repayment of long-term debt	(1,526,394)	(1,513,236)
Payment of letter of credit collateral deposit	(40,000)	—
Proceeds from financing of plant, net of $233,000 in transaction related costs	1,753,923	—
Repayment of existing plant debt	(39,236)	—
Repayment of debt from plant sale	(1,864,117)	—

Net cash (used) provided by financing activities	(5,378,988)	164,411

Net (decrease) / increase in cash	(348,638)	543,255
Cash - beginning of period	627,916	84,661

Cash – end of period	$279,278	$627,916

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Statements of Consolidated Shareholder’s Equity
For the Years Ended December 31, 2004 and December 31, 2003

	Preferred Shares Outstanding	Common Shares Outstanding	Common Stock Warrants	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Total

Balance at
December 31, 2002	—	9,972,912	200,000	$—	$9,973	$4,376,894	$(84,932)	$4,301,935

Issuance of common
stock options
for services	—	—	—	—	—	1,100	—	1,100

Issuance of common stock warrants for services	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	87,071	87,071

Balance at December 31, 2003	—	9,972,912	200,000	$—	$9,973	$4,377,994	$2,139	$4,390,106

Issuance of
warrants for
services	—	—	100,000	—	—	90,000	—	90,000
Net Income	—	—	—	—	—	—	1,678,780	1,678,780

Balance at
December 31, 2004	—	9,972,912	300,000	$—	$9,973	$4,467,994	$1,680,919	$6,158,886

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of Business

IPEC Holdings Inc. (the “Company”) manufactures and sells tamper evident plastic closures through its wholly-owned operating subsidiary, International Plastics and Equipment Corp (“IPEC”). These closures are predominantly used in the bottling of non-carbonated beverages including bottled water, milk and fruit and sports drinks. The Company also designs and manufactures equipment for the bottling industry. IPEC’s customer base primarily consists of dairy and bottled water manufacturers both domestically and internationally. The Company’s two manufacturing facilities are located in Pennsylvania and Alabama.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment.” Statement 123(R) revised Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees,” and its related implementation guidance. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact from Statement 123(R) on its results of operations and financial position.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. Statement No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of Statement No. 151 are effective for fiscal years beginning after June 25, 2005. The Company has not determined the impact, if any, that Statement No. 151 will have on its results of operations and financial position.

3. Summary of Significant Accounting Policies

Principals of Consolidation

The Consolidated Financial Statements include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary, International Plastics and Equipment Corporation. All significant intercompany accounts and transactions have been eliminated.

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

The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee and non-employee director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees and non-employee directors based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net Income - as reported	$1,678,780	$87,071
Compensation expense options - net of tax	148,634	246,306
Compensation expense warrants - net of tax	54,000	—
Compensation recorded in financial statement -net of tax	(54,000)	(680)

Net Income (Loss) - pro forma	$1,530,146	$(159,915)

Basic Net Income Per Share - as reported	$0.17	$0.01

Diluted Net Income Per Share - as reported	$0.16	$0.01

Basic Net Income (Loss) Per Share - pro forma	$0.15	$(0.02)

Diluted Net Income (Loss) Per Share - pro forma	$0.15	$(0.02)

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee and non-employee directors’ stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee and non-employee directors’ stock options.

Computation of Net Income per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares primarily consist of employee and non-employee director stock options and warrants.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 257,574 and 269,547 for the years ended December 31, 2004 and 2003, respectively.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Cash payments received in advance of product revenue are recorded as deferred revenue.

Contingent Vendor Rebates

The Company has entered into multiple contracts with its suppliers that provide for retroactive rebates if negotiated quantitative breakpoints of purchase volumes are obtained. The Company follows the guidance in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” and recognizes such vendor rebates as a reduction of the cost of sales on a systematic and rational allocation correlated to progress by the Company towards earning the rebate or refund provided the amounts are probable and reasonably estimable. If the rebate or refund is not probable and reasonably estimable, the Company recognizes such rebates when the quantitative breakpoint is actually obtained.

Inventory Valuation

Inventories are stated at the lower of cost or market. The Company uses the first-in first-out (FIFO) method for determining the cost of its inventory. The Company will record an obsolescence reserve based upon its assessment of customer demand and alternative disposals methods.

Shipping

Amounts billed to customers for shipping-related fees are recorded as revenue. Shipping costs incurred by the Company are recorded as cost of sales in the accompanying statements of operations. For the years ended December 31, 2004 and 2003, the Company recorded shipping revenue of approximately $918,000 and $411,000, respectively.

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

The Company receives certain raw materials from primary suppliers. The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results.

The majority of the Company’s products are produced from plastic resin. Resin pricing is subject to periodic price fluctuations primarily resulting from shortages in supply and fluctuations in feedstock petrochemical products. The Company’s agreements with its customers generally include adjustment clauses to pass price changes on to the Company’s customers.

During calendar year 2004, sales to one customer amounted to 22% of net sales and sales to another customer amounted to 15% of net sales. In 2003, two customers accounted for approximately 16% and 11% of net sales, respectively. In determining the customer concentration information presented above, the Company used the aggregated sales of the customers’ parent company. Typically, purchasing decisions are made at the subsidiary or plant level of our customer base, mitigating a portion of the risk associated with the concentration levels.

Depreciation

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Depreciable Life Years

Buildings	40
Machinery and equipment	5 – 10
Office furniture and equipment	7
Software	3-5

Depreciation charged to operations was approximately $1,742,000 and $1,713,000 for the years ended December 31, 2004 and 2003, respectively. Of those amounts, approximately $1,711,000 and $1,645,000, respectively, were included in cost of goods sold.

Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred. The Company capitalized $22,600 and $21,500 of interest in connection with buildings and equipment under construction in 2004 and 2003, respectively.

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

Advertising

The Company expenses all advertising costs as incurred. Such costs were insignificant in 2004 and 2003.

Intangible Assets

The Company’s intangible assets include finite-life patents that are amortized over the shorter of their legal or estimated useful lives. Amortization expense for these intangible assets was $25,600 and $25,400 for 2004 and 2003, respectively. The following represents the estimated future amortization expense for these intangible assets as of December 31, 2004:

Fiscal Year	Amount

2005	$25,600
2006	25,600
2007	25,600
2008	25,600
2009	25,600
Thereafter	134,178

Total	$262,178

Fair Value of Financial Instruments

The carrying amount of cash, receivables, and accounts payable approximate fair value based upon the liquidity and short-term nature of the items. The carrying amount of notes payable approximates the fair value based upon borrowings at approximate market interest rates.

Income Taxes

The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.

Foreign Currency Translation

The Company has no foreign subsidiaries and uses the United States Dollar as its functional currency. Translation gains and losses result from changes in exchange rates between the functional currency and the currency in which the Company’s customers denominate transactions. Translation gains and losses are not considered significant.

Seasonality

The Company’s sales and earnings are subject to a seasonal pattern as a result of greater bottled water sales volumes during the summer months. Approximately 39% and 27% of sales occurred between May and August in 2004 and 2003, respectively.

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

4. Business Combination

On January 28, 2002, the Company closed on a share exchange agreement that resulted in the acquisition of International Plastics & Equipment Corp (“IPEC”). In connection with this share exchange agreement, IPEC became a wholly owned subsidiary of the Company and the Company issued 9,489,796 shares of its common stock to the shareholders of IPEC.

At the time of the share exchange, the Company had no net assets or operations. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of the Company have been recorded at their fair market values and operating results have been included in the financial statements from the effective date of purchase. As the net assets acquired consisted solely of working capital items, the application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” did not have any significant effect on the consolidated financial position or results of operations to the Company.

5. Balance Sheet Details

	December 31, 2004	December 31, 2003

Inventories:
Raw materials	$963,506	$595,180
Finished goods	1,811,107	1,548,392

Total	$2,774,613	$2,143,572

The Company is permitted to borrow under its secured line of credit up to 50% of the value of all components of its inventory after adjusting for certain items as set forth in its borrowing agreement.

Other Assets:

Deferred financing costs	$210,612	$110,989

Deferred contract incentives	73,163	—

Letter of credit collateral	40,000	—

Long-term equipment receivable	35,000	56,000

Miscellaneous items	13,818	—

Total	$372,593	$166,989

Unamortized deferred financing costs represent transaction costs arising from the Alabama Plant Financing discussed in Note 16. The costs are being amortized using the effective interest rate method over the life of the related obligations. In 2004, the Company amortized $4,400 as interest expense in the accompanying consolidated statement of operations associated with these deferred financing costs.

6. Debt

Secured Line of Credit

On January 13, 2000, the Company entered into a demand line of credit with a financing institution. The line bears interest at prime with interest only on the unpaid principal balance paid monthly. The borrowing base is secured by inventory, receivables and all intangible assets. During 2004, the maximum borrowing base for this line was increased from $3,500,000 to $5,500,000 to partially fund an additional $1,900,000 for the purchase of certain closure molds. As a result of the increase, the molds were added as collateral securing amounts borrowed under the line of credit. Actual availability under the line is based primarily on a combination of the health of the Company’s receivable portfolio and 50% of the inventory balance. As of December 31, 2004, the Company had available borrowing capacity of $2,900,000 related to this secured line of credit.

The interest rate as of December 31, 2004 and 2003 was 5.25% and 4.0%, respectively. There was $800,000 and $4,380,000 outstanding under this line at December 31, 2004 and 2003, respectively. The average dollar amount of the borrowings and the average interest rate on the line of credit was $2,600,000 and $4,207,000 at 4.4% and 4.1% for the years ending December 31, 2004 and 2003, respectively.

Long-term Debt

Long-term debt at December 31, 2004 and 2003 was comprised of the following:

	2004	2003

7.90% note due January 1, 2006, payable in monthly installments,
secured by equipment	$245,493	$470,839

7.90% note due January 1, 2006, payable in monthly installments,
secured by equipment	157,155	305,911

7.90% note due May 1, 2006, payable in monthly installments, secured by equipment	215,323	359,667

7.50% fixed interest rate note through January 1, 2004, with reset rates on January 1, 2004 and every 60 months thereafter to US
5-year treasury plus 275 basis points until maturity on January 1,
2012, payable in monthly installments, secured by real property	—	815,831

Variable interest rate note at prime, due July 1, 2005, payable in monthly installments, secured by molds	119,351	558,195

7.75% note due January 15, 2005, payable in monthly installments,
secured by a general assignment of all assets	62,253	331,505

Variable interest rate note at prime due January 15, 2006, payable in monthly installments of $19,792 with a final payment of approximately $1,190,000 at termination, secured by general business assets and cross collateralized with other notes payable	1,424,992	1,662,496

6.97% fixed interest rate obligation through June 1, 2009, with rate reset thereafter every 60 months based on market conditions
secured by letter of credit and lease commitment on Alabama plant	1,380,972	—

Interest-only variable rate obligation at 3-month LIBOR plus 165 basis points through June 1, 2024, thereafter monthly principal payments of $5,061 for 9.5 years secured by letter of credit and lease commitment on Alabama plant	576,923	—

7.0% fixed interest rate note through March 15, 2007, thereafter reset to FHLB 5-year plus 275 basis points until maturity on
August 15, 2017, payable in monthly installments, secured by the
Company’s warehouse expansion	—	1,089,433

6.40- 7.10% notes, due October, 2005 - June, 2007, payable in monthly installments, secured by Company vehicles	—	41,409

Subtotal	4,182,462	5,635,286
Less - current portion of long-term debt	(961,381)	(1,545,938

	$3,221,081	$4,089,348

With the exception of the notes secured by Company vehicles and the Alabama plant financing debt, these notes are all payable to the same bank. Various loans and the secured line of credit contain certain financial covenants and other restrictions. The covenants include (i) maintenance of a defined tangible net worth of not less than $3,000,000, (ii) a defined leverage ratio not greater than 2.5 to 1 computed as a relationship of total liabilities to tangible net worth with debt subordinated in favor of the bank deemed as equity and (iii) a debt service coverage ratio greater than 1.2 to 1. As of December 31, 2004, the Company was in compliance with all three financial covenants.

Payments on permanent long-term debt in future years are as follows:

Calendar Year	Debt Reduction

2005	$961,381
2006	1,332,494
2007	39,995

2008	42,874
2009	45,959
Thereafter	1,759,759

Total Debt Reduction	$4,182,462

Interest Rates

The Company’s has its debt portfolio concentrated at approximately 58% in variable rate interest loans as of December 31, 2004. The following table provides information on the Company’s interest rate structure as of December 31 2004 and 2003.

	2004	2003

Fixed Rate Debt and Capital Lease Obligations (1)

Principal	$2,097,891	$2,460,798
Weighted Average Rate	7.33%	7.54%

Variable Rate Debt
Principal	$2,921,266	$7,644,429

Weighted Average Rate	5.04%	4.08%

(1) See Note 10 relating to capital lease obligations

For purposes of the above table, hybrid debt instruments where the reset rate on a portion of the unamortized principal is not known as of December 31, 2004 or 2003, the Company has included the variable portion of the unamortized debt at reset as a variable rate instrument.

The Company is required to have a financial guarantee surety bond to cover its goods and services tax to conduct exporting services into Canada (GST Tax). The surety bond issuer requires protection under a letter of credit. As of December 31, 2004 the letter of credit had an unused balance of $35,000 USD and expiration date of January 30, 2006.

7. Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock with a par value of $.001 per share. No shares of preferred stock have been designated or issued.

The Company’s wholly owned operating subsidiary, International Plastics and Equipment Corp., has authorized 1,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), no-par value. All Series A Preferred shares were sold for $1,000,000 in January 2000 without registration in reliance on an exemption under federal securities laws that permit issuance of stock without registration of the securities. On March 28, 2001, the subsidiary entered into an agreement with the holder of the preferred stock to repurchase the shares of stock at the initial purchase price of $1,000,000, which was paid in installments ranging from $100,000 to $250,000 beginning in March of 2001 through September 30, 2001.

The Series A Preferred repurchase agreement includes a provision for a one-time additional payment to be made by the subsidiary to the holder of the preferred stock if, before March 28, 2004, the subsidiary’s capital structure changed as a result of an infusion of additional equity. The amount of the payment would have been $50,000 if the capital infusion reached $2,000,000 and a pro-rata payment up to $150,000 for up to $4,000,000 of capital infusion. The subsidiary did not reach this funding level by March 28, 2004 to trigger the payment amount.

8. Shareholders’ Equity

Common Stock

The Company has a single class of common stock, par value $.001, with 100,000,000 shares authorized and 9,972,912 shares issued and outstanding as of December 31, 2004.

On February 10, 2003, one of the two principal shareholders transferred 4,124,998 shares of the Company’s common stock to a limited partnership in exchange for an interest in that limited partnership. On April 24, 2003, the partnership transferred 4,024,998 shares of the Company’s stock back to the same individual.

Two individuals who are officers and directors of the Company own approximately 81% of the shares of the Company’s common stock, in substantially equal amounts.

Employee Stock Option Plan

In April 2003, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the “2003 Stock Option Plan” or “Plan”). Under this Plan, the Company may grant options to employees, officers, consultants, or directors of the Company or its subsidiaries. The Plan will remain in effect until terminated, however, no options will be granted after the tenth anniversary of the plan’s adoption by the Board. As amended by the Board of Directors on July 25, 2003 and approved by the shareholders, the aggregate number of shares that may be issued under the Plan may not exceed a number equal to the greater of (i) 20% of the number of shares of common stock outstanding at the end of the Company’s last completed fiscal year or (ii) 1,750,000. Unless sooner terminated, all options granted under the Plan expire ten years from the grant date.

Stock Option Grants

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

On July 25, 2003, the Company granted 549,000 stock options with an exercise price of $1.15 to certain employees and one consultant. The consultant grant of 1,000 shares was valued under the provisions of SFAS No. 123 at $1,100 using a Black Scholes valuation model. The consultant grant was expensed in the accompanying consolidated statement of operations for the year ended December 31, 2003. The options vesting schedule is set forth in the following table:

Vesting Date	Shares

July 25, 2003	24,000
December 31, 2003	150,000
December 31, 2004	125,000
December 31, 2005	125,000
December 31, 2006	125,000

Total granted shares	549,000

On June 2, 2004, the Company granted a total of 5,000 options with an exercise price of $1.68 per share and which vested immediately to members of its Board of Directors.

Dilutive Effect of Options

	2004	2003

Basic Average Shares of Common Stock	9,972,912	9,972,912

Granted and Assumed	5,000	549,000

Canceled	(2,500)	—

Net Options Granted	2,500	549,000

Grant Dilution	0.0%	5.5%

Exercised	—	—

Exercise dilution	0.0%	0.0%

The percentage for grant dilution is computed based on options granted and assumed less options canceled as a percentage of the weighted average common stock outstanding during the year. The percentage for exercise dilution is computed based on options exercised as a percentage of the weighted average common stock outstanding during the year.

General Option Information

A summary of option activity follows. A total of 1,750,000 shares of the Company’s common stock have been reserved for issuance under the Plan. The following is a schedule of option activity from December 31, 2002 to December 31, 2004:

Options Outstanding

December 31, 2002	666,000
Granted	549,000
Forfeitures	—
Exercised	—

December 31, 2003	1,215,000

Granted	5,000
Forfeitures	(2,500)
Exercised	—

December 31, 2004	1,217,500

The following table summarizes outstanding and exercisable options as of December 31, 2004:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Exercise Price	Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value

$1.15	547,500	8.60	$1.15	$739,125	282,500	$1.15	$381,375
$1.38	660,000	7.50	$1.38	739,200	510,000	$1.38	571,200
$1.68	5,000	9.50	$1.68	4,100	5,000	$1.68	4,100
$5.00	5,000	8.00	$5.00	—	5,000	$5.00	—

	1,217,500	8.00	$1.29	$1,482,425	802,500	$1.32	$956,675

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $2.50 as of December 31, 2004. The total number of in-the-money options exercisable as of December 31, 2004 was 797,500 shares and their weighted-average exercise price was $1.30 per share.

Pro Forma  Information

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003

Expected Dividend	—	—
Risk-free interest rate	4.74%	4.22%
Expected Volatility	106%	122%
Expected Life (Years)	10	10

The fair value of each option computed under this method is $1.55 and $1.10 for the grants at June 2, 2004 and July 25, 2003, respectively.

Dilutive shares outstanding include the dilutive impact of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares. In fiscal 2004, the dilutive impact of in-the-money employee stock options was approximately 258,000 shares or 3% of the basic shares outstanding based on the Company’s average stock price of $1.78 per share. In fiscal 2003, the dilutive impact of in-the-money employee stock options was approximately 270,000 shares or 3% of the basic shares outstanding based on the Company’s average stock price of $2.22 per share.

Warrants

On November 14, 2002, the Company, as approved by its Board of Directors, issued 200,000 common stock warrants to its investment advisor for services received. Each warrant allows the purchase of one share of common stock for $5.00 and all of the warrants were vested immediately upon issuance. The aggregate fair value of these warrants was calculated to be $227,200 using the Black-Scholes option-pricing model with the following assumptions: market value of the common stock of $5.00; dividend yield of 0%; expected volatility of 20%; risk-free interest rate of 3.75%; and expected life of 4 years.

On October 25, 2004, the Company, as approved by its Board of Directors, issued 100,000 common stock warrants to an investment advisor for services received. Each warrant allows the purchase of one share of common stock for $2.75 and all of the warrants were vested immediately upon issuance. The aggregate fair value of these warrants was calculated to be $90,000 using the Black-Scholes option-pricing model with the following assumptions: market value of the common stock of $1.30; dividend yield of 0%; expected volatility of 106%; risk-free interest rate of 3.25%; and expected life of 5 years. As part of the agreement, the Company has an option to repurchase any or all of the unexercised warrants at $0.01 per underlying share if it gives the investment advisor fifteen days notice of its intention to do so, and, during the ensuing fifteen day period, the investment advisor does not exercise the warrants.

The deemed exercise of common stock warrants has not been included in the calculation of diluted earnings per share, since the effects are anti-dilutive

9. Income Taxes

The Company accounts for income taxes under the liability method which requires that deferred taxes be computed annually on an asset and liability basis and adjusted when new tax laws are enacted or new tax rates become effective.

The components of the provision for income taxes were as follows:

	Year ended December 31, 2004	Year ended December 31, 2003

Federal income taxes:
Current provision	$791,819	$—
Deferred provision	100,106	52,957
State income taxes:
Current provision	87,858	—
Deferred provision	139,361	9,238

Total	$1,119,144	$62,195

The components of the deferred tax assets (liabilities) are as follows:

	Year ended December 31, 2004	Year ended December 31, 2003

Assets:
Allowance for doubtful accounts and returns	$157,269	$71,245
Net operating losses	—	357,306
Inventory allowances and capitalization	53,282	30,863
Unrecognized sale leaseback gain	490,355	—
Equity compensation	119,758	86,059

Total deferred tax assets	$820,664	$545,473

Liabilities:
Change in accounting method	$(303,242)	$—
Property basis difference	(1,167,752)	(1,011,374)

Total deferred tax liabilities	$(1,470,992)	$(1,011,374)
Net deferred tax liability	$(650,330)	$(465,901)
Current portion	210,551	102,108

Long-term deferred tax liability	$(860,881)	$(568,009)

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

	Year ended December 31, 2004	Year ended December 31, 2003

Federal statutory rate	34.00%	34.00%

Income tax at statutory rate	$951,294	$50,750

Effect of:
State and other income taxes, net of federal tax benefit	149,956	5,482
Non-deductible meals and entertainment	8,422	3,827
Non-deductible life insurance	9,472	2,136

Provision for income taxes	$1,119,144	$62,195

As of December 31, 2004 and 2003, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $0 and $1,812,000, respectively.

10. Leases

Operating Leases

The Company leases certain manufacturing equipment and vehicles under operating leases expiring at various dates through 2007. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Total equipment and vehicle lease expense amounted to $30,758 and $32,404 in 2004 and 2003, respectively.

From May 21, 2004 to December 31, 2004, the Company recorded $180,000 for rent expense related to its Pennsylvania production and corporate office building. Of this amount, $162,000 was recorded as cost of sales and $18,000 as general and administrative expense in the accompanying statement of operations.

Future Minimum Lease Payments

As of December 31, 2004, future minimum lease payments for non-real estate operating leases are as follows:

Calendar Year	Equipment and Vehicle Operating Leases

2005	28,685
2006	21,662
2007	12,881

Total Lease Payments	$63,228

As of December 31, 2004, future minimum lease payments required for the Company’s real estate operating lease (see Note 15) through December 1, 2033, are as follows:

Calendar Year	Real Estate Operating Lease

2005	$298,720
2006	298,720
2007	298,720
2008	298,720
2009	298,720
Thereafter	5,645,595

Total Lease Payments	$7,139,195

Future minimum lease payments depend on an existing index or rate, such as LIBOR, and were included in minimum lease payments based on the index or rate existing in the lease as of December 31, 2004.

Capital Leases

The Company leased a building through May 2004 and leases certain manufacturing and office equipment under capital leases expiring at various dates through 2009.

The net book value and related liability for capital leases reflected in the accompanying Consolidated Balance Sheets is as follows:

	2004	2003

Asset Cost	$48,736	$873,675
Less - Accumulated Depreciation	(10,518)	(254,483)

Net Book Value	$38,218	$619,192

Capital Lease Obligation	$36,695	$92,109

Approximately $17,900 and $64,508 were charged against operations for depreciation and interest associated with capital leases in 2004 and 2003, respectively.

As of December 31, 2004, future minimum lease payments for capital leases are as follows:

Calendar Year	Capital Leases

2005	$14,178
2006	14,178
2007	9,865
2008	5,550
2009	1,630

Total minimum lease payments	$45,401
Less amount representing interest	(8,706)

Present value of future minimum lease payments	36,695
Less current portion	(9,642)

Long-term portion	$27,053

11. Earnings Per Share

Earnings per share have been computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004 and 2003:

	2004	2003

Net income	$1,678,780	$87,071

Weighted average shares outstanding for basic earnings per share	9,972,912	9,972,912

Basic earnings per share	$0.17	$0.01

Adjustment to weighted average shares outstanding for - exercise of stock options	257,574	269,547

Increase in weighted average shares outstanding	257,574	269,547

Diluted earnings per share	$0.16	$0.01

Stock options to purchase approximately 5,000 and 6,000 shares in fiscal 2004 and 2003, respectively, and warrants to purchase 300,000 and 200,000 shares in 2004 and 2003, respectively, were outstanding, but were not included in the computation of dilutive earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore, the effect would have been antidilutive. The Company also had 532,500 and 535,000 additional shares of common stock reserved for grants under the 2003 Stock Option Plan as of December 31, 2004 and 2003, respectively.

12. Related Parties

Related party transactions are primarily with the following entities, related to the Company by common ownership (i) Giordano Construction Co. Inc. (“Giordano Construction”), for which the Company fabricates certain products and from which the Company obtains building and construction services and (ii) L&G Properties, from which the Company leases equipment. Giordano Construction is owned 50% by one of the Company’s principal owners with the remainder owed by a Company director. L&G Properties is owned 50% by each of the two principal owners of the Company.

These related party transactions consist of the following:

	2004	2003

Transactions with Giordano Construction
Sales	$7,695	$18,748

Purchases	$970,240	$8,245

Receivable From Giordano Construction	$1,250	$—

Payable to Giordano Construction	$—	$—

Transactions with L&G Leasing
Leasing of Equipment	$—	$49,668

Giordano Construction entered into an $868,000 construction agreement with the Company to provide overall management and construction-related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility. In connection with the Alabama Plant Financing discussed in Note 16, the Company funded $900,000 into an escrow account. On May 25, 2004, funds totaling $673,000 were paid to Giordano Construction. In August 2004, the remaining obligation of the escrow deposit was disbursed to the contractor with the residual escrow account proceeds of $32,000 returned to the Company for use in general operations. In December 2004, Giordano Construction was paid $29,000 for cost overruns related to this project. The remaining purchases are for paving and other construction related services.

In March 2003, the Company had received a $650,000 advance from one of its two principal stockholders. The Company paid the entire outstanding balance on April 3, 2003.

The Company’s principal shareholders have personally guaranteed all Company debt. In addition, all advances made by the principal shareholders are subordinated to the bank’s interest under the Company’s secured line of credit.

13. Supplemental Cash Flow Information

	December 31, 2004	December 31, 2003

Cash paid for interest, including $22,600 and $21,500 for
capitalized interest	$437,000	$553,794

Cash paid for income taxes	$916,000	$—

Equipment acquired under capital leases	$27,750	$—

14. Asset Sale – Pennsylvania Plant

On May 21, 2004, the Company sold its Pennsylvania production facility for gross proceeds of $3,897,000. Concurrent with the sale, the Company leased the property back under a non-cancelable lease for a period of 29.5 years, renewable thereafter at market rates at the Company’s option. As part of the transaction, the Company incurred transaction costs of $434,000 and a gain on the sale of $1,120,000 that was initially deferred to be prospectively amortized through other income over the term of the lease in proportion to the related gross rental charges. During 2004, $27,000 of this gain was recorded as other income in the accompanying statement of operations.

Annual rental payments are based on a combination of a fixed market component subject to agreed upon reset provisions, typically every five years, and a variable component indexed to the 3-month LIBOR plus 165 basis points.

15. Alabama Plant Financing

On May 21, 2004, the Company sold its existing Alabama production facility and title rights to an in-progress warehouse addition on that facility to an independent third-party resulting in gross sale proceeds of $1,977,000. As a required condition under the sale agreement, the Company funded $900,000 in an escrow account to be released to the construction contractor upon satisfaction of certain milestones towards completion of the warehouse addition. All funds were released to the contractor by August 18, 2004. Concurrent with the sale, the Company entered into a lease agreement with the buyer for a period of 29.5 years for the property, renewable thereafter at market rates at the Company’s option.

As part of the transaction, the Company was required to obtain a secured letter of credit in the amount of $1,800,000 to provide collateral for its rental obligation. As security for the letter of credit, the issuer of the letter of credit has required the Company to fund $400,000 into a reserve fund ratably over the first sixty months of the lease agreement. Upon a satisfactory review of the Company’s financial condition by the issuer, the $400,000 is to be returned to the Company after expiration of the funding term. As a result of the secured nature of the letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the building, transaction debt and related accounts will continue to be recognized in the accompanying financial statements. Accordingly, any rental payments made that are not attributable to transaction debt are recorded as interest expense.

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

As of December 31, 2004, future minimum lease payments required through December 1, 2033 are as follows:

Calendar Year	Payment

2005	$151,525
2006	151,525
2007	151,525
2008	151,525
2009	151,525
Thereafter	2,863,708

Total Lease Payments	$3,621,333

Future minimum lease payments depend on an existing index or rate, such as LIBOR, were included in minimum lease payments based on the index or rate existing in the lease as of December 31, 2004.

16. Employee Benefit Plans

The Company maintains a defined contribution plan (401(k) Plan) covering substantially all employees. Employees can contribute from 1% to 15% of their annual compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. Employees are eligible to participate in the 401(k) Plan following one year of continuous service and may enter the 401(k) Plan on January 1 or July 1. The Company currently matches 20% of the first 5% of eligible earnings contributed by employees. Matching contributions vested on a tiered structure are based on the employee’s years of service. Matching contributions under the 401(k) Plan for 2004 and 2003 were approximately $11,000 and $7,200, respectively.

17. Segment Information

The Company’s primary operations are in a single business segment and substantially all assets and operations are located in the United States of America. The Company conducts business globally by exporting or through its relationship with selected subcontractors. The Company is managed out of its corporate headquarters in New Castle, Pennsylvania.

The Company’s sales to customers in the United States comprised 90% and 84% of sales in 2004 and 2003, respectively. Other customers are located principally in Canada (7% of 2004 net sales), England (2% of 2004 net sales), Mexico, Israel, and the Caribbean islands. For purposes of the computation above, revenue was determined based on the country where the sale originates; accordingly, all sales are deemed to be in the United States except for $453,000 of subcontracted sales in the United Kingdom.

Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic area:

	2004	2003

Property and Equipment, net
United States	$9,084,838	$11,432,104	,
England	172,571	95,638

Total	$9,257,409	$11,527,742

18. Commitments and Contingencies

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

19. Subsequent Events

Debt Refinancing

On February 18, 2005, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Citizens Bank of Pennsylvania (“Citizens”), which provides for the making by Citizens to the Company of revolving credit loans in the maximum principal amount of $3,500,000 outstanding at any given time (the “Revolving Credit Facility”), a term loan in the principal amount of $1,500,000 (the “Term Loan”), a multi-draw term loan in the maximum principal amount of $1,000,000 (the “Multi-Draw Term Loan”) and a letter of credit facility in the maximum principal amount of $1,800,000 that secures the Company’s obligations under the lease of its manufacturing and warehouse facility in Alabama (the “Letter of Credit”). The maximum availability under the Revolving Credit Facility is the lesser of $3,500,000 or the sum of 85% of the aggregate gross amount of the Company’s Qualified Accounts plus 50% of the aggregate gross amount of its Qualified Inventory, each as defined in the Loan Agreement. On February 22, 2005, the Company borrowed approximately $1,412,000 under the Revolving Credit Facility and used such funds in combination with the $1,500,000 proceeds of the Term Loan to repay all of its existing revolving credit facility and equipment notes indebtedness to its existing financial institution. No prepayment fees were associated with the termination of these agreements.

All financial instruments under the Loan Agreement bear interest at the one month LIBOR plus 150 basis points. The covenants in the Loan Agreement also include covenants regarding the maintenance of certain financial conditions of the Company including (i) a minimum Consolidated Tangible Net Worth equal to the sum of (x) $5,049,000 plus (y) 50% of the Consolidated Net Income (excluding net losses) for each completed fiscal quarter and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 at the end of any fiscal quarter, each as described in the Loan Agreement.

The personal guarantees of the Company’s principal owners and the Company’s obligation to fund $400,000 over a sixty-month period into a reserve account to serve as collateral for the Letter of Credit Note were released by the predecessor financial institution as a result of the termination of their agreements.

On February 22, 2005, the Company had $1,412,000 outstanding on its Revolving Credit Facility. Remaining borrowing capacity amounted to $2,600,000 consisting of $1,600,000 on its Revolving Credit Facility and $1,000,000 under its Multi-Draw Term Loan.

The following table sets forth the Company’s outstanding debt excluding it Revolving Credit Facility and capital lease obligations immediately after the funding of the transaction on February 22, 2005:

Outstanding

Variable rate note payable in monthly installments of $25,000 through January 31, 2010, secured by substantially all of the Company’s assets	$1,500,000

6.97% fixed interest rate obligation through June 1, 2009, with rate reset thereafter every 60 months based on market conditions secured by letter of credit and lease commitment on Alabama plant	1,380,972

Interest-only variable rate obligation at 3-month LIBOR plus 165 basis points through June 1, 2024, thereafter monthly principal payments of $5,061 for 9.5 years secured by letter of credit and lease commitment on Alabama plant	576,923

$3,457,895

Payments on permanent long-term debt in future years are as follows:

Calendar Year	Debt Reduction

2005 (ten months)	$279,179
2006	337,310
2007	339,995
2008	342,874
2009	345,959
Thereafter	1,812,578

Total Debt Reduction	$3,457,895

Swap Derivative

On March 3, 2005, the Company entered into a swap agreement on a notional amount of $1,500,000 of the Company’s floating rate debt. The effective one month LIBOR swap rate was 4.30% and the notional amount of the swap amortizes in accordance with the amortization schedule of the Term Loan. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to this transaction. The fair value of the swap will be recorded in the balance sheet with the offset to Accumulated Other Comprehensive Income (Loss), net of a provision for income taxes.