Form 10QSB
period 2005-03-31
IPEC HOLDINGS INC
filed 2005-05-13
CIK 1114749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission file number: 000-30721

IPEC HOLDINGS INC.
(Name of small business issuer in its charter)

Nevada	87-0621339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Northgate Industrial Park, 185 Northgate Circle New Castle, Pennsylvania 16105 (Address of principal executive offices, including zip code) Issuer’s telephone number: (800) 377-4732

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☒ No: ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,972,912 shares of Common Stock as of May 5, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes: ☐ No: ☒

In this report, the terms the “Company”, “we”, “our” and “us” refer to IPEC Holdings Inc. and unless the context otherwise requires, the Company’s wholly-owned subsidiary, International Plastics and Equipment Corp (“IPEC”).

Forward-looking Statements

Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments and are typically identified by words such as “believes”, “anticipates” and “expects”. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We undertake no obligation to update forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed throughout this report, including but not limited to those discussed under the caption “Risk Factors” in the “Management Discussion and Analysis or Plan of Operation” section of this report.

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

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004

Assets
Cash	$83,384	$279,278
Accounts receivable, less allowance for doubtful accounts and returns of $378,238 and $418,000, respectively	1,590,409	1,623,383
Other trade related receivables	218,898	268,305
Inventories	3,214,832	2,774,613
Income tax refund receivable	—	37,492
Deferred tax asset	197,194	210,551
Prepaid expenses & other current assets	93,228	152,394

Current Assets	5,397,945	5,346,016

Land	41,040	41,040
Buildings and equipment	17,820,689	17,732,115
Construction in progress	225,271	223,234
Accumulated depreciation	(9,176,087)	(8,738,980)

Property, plant & equipment, net	8,910,913	9,257,409

Patents, less accumulated amortization of $136,107 and $129,709,
respectively	255,780	262,178
Other assets	383,788	372,593

Other Assets	639,568	634,771

Total Assets	$14,948,426	$15,238,196

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004
Liabilities

Accounts payable	$873,350	$905,115
Accrued liabilities	816,000	1,200,850
Income taxes payable	406,522	—
Current portion of long-term debt	360,431	961,381
Bank line of credit	952,675	800,000
Current portion of capital lease obligations	10,220	9,642
Current portion of deferred gain on plant sale	45,724	47,166
Current Liabilities	3,464,922	3,924,154

Capital lease obligations	24,207	27,053
Long-term debt	3,088,819	3,221,081
Derivative financial instrument, at fair value	965	—
Long-term deferred gain on plant sale	1,036,152	1,046,141
Long-term Liabilities	4,150,143	4,294,275

Deferred income taxes	706,685	860,881

Total Liabilities	8,321,750	9,079,310

Shareholders’ Equity

Preferred stock, $0.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,972,912 shares issued and outstanding	9,973	9,973
Additional paid in capital	4,471,994	4,467,994
Unearned stock-based compensation	(3,652)	—
Accumulated other comprehensive loss, net	(598)	—
Retained earnings	2,148,959	1,680,919

Shareholders’ Equity	6,626,676	6,158,886

Total Liabilities and Shareholders’ Equity	$14,948,426	$15,238,196

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Statements of Condensed Consolidated Operations

	Three Months Ended March 31, 2005 (Unaudited)	Three Months Ended March 31, 2004 (Unaudited)

Sales	$5,317,409	$4,406,690

Operating Expenses
Cost of Goods Sold	3,788,013	3,327,099
Selling and Service	229,642	232,661
General and Administrative	490,914	470,256

Operating Expenses	4,508,569	4,030,016

Operating Income	808,840	376,674

Non-operating Expense (Income)
Interest Expense	82,457	125,653
Other Income	(28,520)	(1,828)

Non-operating Expenses, net	53,937	123,825

Income Before Taxes	754,903	252,849
Income Taxes	286,863	101,000

Net Income	$468,040	$151,849

Other Comprehensive Income, net of tax	(598)	—

Comprehensive Income	$467,442	$151,849

Average Shares of Common Stock - Basic	9,972,912	9,972,912

Average Shares of Common Stock - Diluted	10,499,586	10,206,900

Basic Net Income Per Share	$0.05	$0.02

Diluted Net Income Per Share	$0.04	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Statements of Condensed Consolidated Cash Flows

	Three Months Ended March 31, 2005 (Unaudited)	Three Months Ended March 31, 2004 (Unaudited)

Cash Flows from Operating Activities:
Net Income	$468,040	$151,849
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	447,442	447,069
Deferred taxes	(140,473)	100,789
Deferred financing cost amortization	2,604	—
Gain amortization on plant sale	(11,431)	—
Amortization of unearned stock-based compensation	348	—

Changes in operating assets and liabilities:
Accounts receivable	32,974	183,479
Other trade related receivables	49,407	(82,786)
Inventory	(440,219)	(982,017)
Prepaid expenses & Other current assets	67,870	(73,846)
Other assets	21,023	(63,583)
Accounts payable	(31,765)	(57,067)
Accrued liabilities	(384,850)	287,369
Income taxes payable	444,014	—

Net cash provided (used) by operating activities	524,984	(88,744)

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(94,548)	(667,962)

Net cash used in investing activities	(94,548)	(667,962)

Cash Flows from Financing Activities:
Repayment on bank line of credit	(800,000)	—
Borrowings on bank line of credit, net	952,675	—
Repayment of long-term debt	(2,233,212)	(339,985)
Proceeds from long-term debt, net of $43,525 in transaction related costs	1,456,475	—
Amount borrowed from related parties	—	578,312
Repayment of capital lease obligations	(2,268)	(20,950)

Net cash (used) provided by financing activities	(626,330)	217,377

Net decrease in cash	(195,894)	(539,329)
Cash - beginning of period	279,278	627,916

Cash – end of period	$83,384	$88,587

The accompanying notes are an integral part of these consolidated financial statements.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

1.  Description of Business

IPEC Holdings Inc. (the “Company”) manufactures and sells tamper evident plastic closures through its wholly-owned operating subsidiary, International Plastics and Equipment Corp. (“IPEC”). These closures are predominantly used in the bottling of non-carbonated beverages including bottled water, milk and fruit and sports drinks. The Company also designs and manufactures equipment for the bottling industry. IPEC’s customer base primarily consists of dairy and bottled water manufactures both domestically and internationally. The Company’s two manufacturing facilities are located in Pennsylvania and Alabama.

2.  Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, statements of operations for the three-month periods ended March 31, 2005 and 2004 and cash flows for the three-month periods ended March 31, 2005 and 2004 have been prepared by the Company in accordance with the instructions for the Securities and Exchange Commission (“SEC”) Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The financial statements at March 31, 2005 and December 31, 2004 include the accounts of the Company and its wholly-owned subsidiary. In the opinion of management of the Company, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2005 are subject to various factors including seasonality and are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2005.

Interim unaudited condensed consolidated financial results should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) revised Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees,” and its related implementation guidance. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule, the Company is required to adopt Statement 123(R) in the first annual period beginning after December 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting Statement 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), and the disclosures in Management Discussion and Analysis subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of Statement 123(R) as of January 1, 2006.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. Statement No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of Statement No. 151 are effective for fiscal years beginning after June 25, 2005 and the Company will adopt this standard as of January 1, 2006. The Company has not determined the impact, if any, that Statement No. 151 will have on its results of operations and financial position.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

4.  Supplemental Cash Flow Information

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Cash paid for interest, including $-0- and $4,000 for capitalized interest	$75,492	$122,260

Cash paid for income taxes	$42,000	$—

Equipment acquired under capital leases	$—	$27,750

5.  Summary of Significant Accounting Policies

Principles of Consolidation

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

The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, when the exercise price of the Company’s employee and non-employee director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees and non-employee directors based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net Income - as reported	$468,040	$151,849
Compensation expense options - net of tax	(21,403)	(42,233)
Compensation expense warrants - net of tax	—	—
Compensation recorded in financial statement -net of tax	216	—

Net Income - pro forma	$446,853	$109,616

Basic Net Income Per Share - as reported	$0.05	$0.02

Diluted Net Income Per Share - as reported	$0.04	$0.01

Basic Net Income Per Share - pro forma	$0.04	$0.01

Diluted Net Income Per Share - pro forma	$0.04	$0.01

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

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. If applicable, diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares primarily consist of employee and non-employee director stock options and warrants.

For purposes of determining the number of diluted shares outstanding, weighted-average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 526,674 and 233,988 for the three months ended March 31, 2005 and 2004, respectively.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Cash payments received in advance of product revenue are recorded as deferred revenue.

Contingent Vendor Rebates

The Company has entered into multiple contracts with its suppliers that provide for retroactive rebates if negotiated quantitative breakpoints of purchase volumes are obtained. The Company follows the guidance in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” and recognizes such vendor rebates as a reduction of the cost of sales on a systematic and rational allocation correlated to progress by the Company towards earning the rebate or refund, provided the amounts are probable and reasonably estimable. If the rebate or refund is not probable and reasonably estimable, the Company recognizes such rebates when the quantitative breakpoint is actually obtained.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

Inventory Valuation

Inventories are stated at the lower of cost or market. The Company uses the first-in first-out (FIFO) method for determining the cost of its inventory. The Company will record an obsolescence reserve based upon its assessment of customer demand and alternative disposals methods.

Shipping

Amounts billed to customers for shipping-related fees are recorded as revenue. Shipping costs incurred by the Company are recorded as cost of sales in the accompanying statements of operations. For the three months ended March 31, 2005 and 2004, the Company recorded shipping revenue of approximately $266,555 and $174,000, respectively.

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

During the three months ended March 31, 2005 and 2004, sales to one customer amounted to 31% and 22%, respectively, of net sales. In determining the customer concentration information presented above, the Company used the aggregated sales of the customers’ parent company. Typically, purchasing decisions are made at the subsidiary or plant level of our customer base, mitigating a portion of the risk associated with the concentration levels.

Depreciation

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Depreciable Life Years

Building	40
Machinery and equipment	5 – 10
Office furniture and equipment	7
Software	3-5

Depreciation charged to operations was approximately $441,000 and $441,000 for the three months ended March 31, 2005 and 2004, respectively. Of those amounts, approximately $431,000 and $434,000, respectively, were included in cost of goods sold.

Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred. The Company capitalized $-0- and $4,000 of interest in connection with buildings and equipment under construction in the three months ended March 31, 2005 and 2004, respectively.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

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

Advertising

The Company expenses all advertising costs as incurred. Such costs were insignificant for the three-month periods ended March 31, 2005 and 2004.

Intangible Assets

The Company’s intangible assets include finite-life patents that are amortized over the shorter of their legal or estimated useful lives. Amortization expense for these intangible assets was approximately $6,400 for each of the three months ended March 31, 2005 and 2004, respectively. The following represents the estimated future amortization expense for these intangible assets as of March 31, 2005:

Fiscal Year	Amount

2005 (Nine months)	$19,200
2006	25,600
2007	25,600
2008	25,600
2009	25,600
Thereafter	134,180

Total	$255,780

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

Segment Information

The Company’s primary operations are in one segment - the manufacture of injection molded thermoplastic components used primarily as closures for containers in the non-carbonated beverage industry. All of the Company’s production operations are in the United States.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

6. Balance Sheet Details

	March 31, 2005	December 31, 2004

Inventories:
Raw materials	$1,047,082	$963,506
Finished goods	2,167,750	1,811,107

Total	$3,214,832	$2,774,613

The Company is permitted to borrow under its secured line of credit up to 50% of the value of all components of its inventory after adjusting for certain items as set forth in its borrowing agreement.

Other Assets:
Deferred financing costs, net	$242,827	$210,612
Deferred contract incentives	67,632	73,163
Letter of credit collateral	53,333	40,000
Long-term equipment receivable	—	35,000
Miscellaneous items	19,996	13,818

Total	$383,788	$372,593

Unamortized deferred financing costs represent transaction costs arising from the Alabama Plant Financing discussed in Note 10 and the debt refinancing discussed in Note 8. The costs are being amortized using the effective interest rate method over the life of the related obligations. During the three months ended March 31, 2005, the Company amortized $2,600 as interest expense in the accompanying consolidated statement of operations associated with these deferred financing costs.

7.   Common Stock and Equity Awards

The following is a schedule of option and warrant activity from December 31, 2004 to March 31, 2005:

	Options	Warrants

December 31, 2004	1,217,500	300,000
Granted	10,000	—
Forfeitures	—	—
Exercised	—	—

March 31, 2005	1,227,500	300,000

On January 31, 2005, the Company granted options to purchase $10,000 shares of its common stock with an exercise price of $2.00 per share to an employee. At January 31, 2005, the underlying shares of common stock had a fair market value of $2.40 per share. Accordingly, the Company recognized $4,000 worth of unearned stock-based compensation expense, which is being amortized over the vesting period of the options. The options vest 50% at December 31, 2005, with the remaining 50% vesting at December 31, 2006.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

8.  Debt and Capital Lease Obligations

On February 18, 2005, IPEC entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Citizens Bank of Pennsylvania (“Citizens”), which provides for the making by Citizens to IPEC of revolving credit loans in the maximum principal amount of $3,500,000 outstanding at any given time (the “Revolving Credit Facility”), a term loan in the principal amount of $1,500,000 (the “Term Loan”), a multi-draw term loan in the maximum principal amount of $1,000,000 (the “Multi-Draw Term Loan”) and a letter of credit facility in the maximum principal amount of $1,800,000 that secures IPEC’s obligations under the lease of its manufacturing and warehouse facility in Alabama (the “Letter of Credit”). The Company has guaranteed IPEC’s obligations under the Loan Agreement. The maximum availability under the Revolving Credit Facility is the lesser of $3,500,000 or the sum of 85% of the aggregate gross amount of IPEC’s Qualified Accounts plus 50% of the aggregate gross amount of its Qualified Inventory, each as defined in the Loan Agreement. On February 22, 2005, IPEC borrowed approximately $1,412,000 under the Revolving Credit Facility and used such funds in combination with the $1,500,000 proceeds of the Term Loan to repay all of its then existing revolving credit facility and equipment notes indebtedness to its former lender. No prepayment fees were associated with the termination of these agreements.

All financial instruments under the Loan Agreement bear interest at the one month LIBOR plus 150 basis points. The covenants in the Loan Agreement also include covenants regarding the maintenance of certain financial conditions of IPEC including (i) a minimum Consolidated Tangible Net Worth equal to the sum of $5,049,000 plus 50% of the Consolidated Net Income (excluding net losses) for each completed fiscal quarter and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 at the end of any fiscal quarter, each as described in the Loan Agreement. As of March 31, 2005, IPEC was in compliance with all financial covenants.

At March 31, 2005, IPEC had $952,675 outstanding on its Revolving Credit Facility. Remaining borrowing capacity amounted to $2,970,879, consisting of $1,970,879 on the Revolving Credit Facility and $1,000,000 under the Multi-Draw Term Loan. At March 31, 2005, one month LIBOR under the Company’s debt obligations was at 2.85%.

Long-term debt at March 31, 2005 was comprised of the following:

6.97% fixed interest rate obligation through June 1, 2009, with rate reset thereafter every 60 months based on market conditions secured by
letter of credit and lease commitment on Alabama plant	$1,372,327

Interest-only variable rate obligation at 3-month LIBOR plus 165 basis points through June 1, 2024, thereafter monthly principal payments of
$5,061 for 9.5 years secured by letter of credit and lease commitment on
Alabama plant	576,923

Variable rate note bearing interest at one month LIBOR plus 150 basis points payable in monthly installments of $25,000 through February 28,
2010, secured by substantially all of the Company’s assets	1,500,000

Subtotal	3,449,250
Less - current portion of long-term debt	(360,431)

$3,088,819

Payments on long-term debt in future years are as follows:

Calendar Year	Debt Reduction

2005 (nine months)	$276,345
2006	337,310
2007	339,995
2008	342,874
2009	345,959
Thereafter	1,806,767

Total	$3,449,250

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

Swap Derivative

On March 3, 2005, the Company entered into a swap agreement with a notional amount of $1,500,000 of the Company’s floating rate debt. The effective one month LIBOR swap rate was 4.30% and the notional amount of the swap amortizes in accordance with the amortization schedule of the Term Loan. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to this transaction. The fair value of the swap is recorded in the balance sheet with the offset to Accumulated Other Comprehensive Income (Loss), net of a provision for income taxes. At March 31, 2005, the fair value of the swap was a liability of $965.

Capital Leases

The Company leases certain manufacturing and office equipment under capital leases expiring at various dates through 2009.

As of March 31, 2005, future minimum lease payments for capital leases are as follows:

Calendar Year	Capital Leases

2005 (nine months)	$10,633
2006	14,178
2007	9,865
2008	5,550
2009	1,630

Total minimum lease payments	$41,856
Less amount representing interest	(7,429)

Present value of future minimum lease Payments	34,427
Less current portion	(10,220)

Long-term portion	$24,207

9.  Asset Sale – Pennsylvania Plant

On May 21, 2004, the Company sold its Pennsylvania production facility for gross proceeds of $3,897,000. Concurrent with the sale, the Company leased the property back under a non-cancelable lease for a period of 29.5 years, renewable thereafter at market rates at the Company’s option. As part of the transaction, the Company incurred transaction costs of $434,000 and a gain on the sale of $1,120,000 that was initially deferred to be prospectively amortized through other income over the term of the lease in proportion to the related gross rental charges. During the three months ended March 31, 2005, $11,431 of this gain was recorded as other income in the accompanying statement of operations.

Annual rental payments are based on a combination of a fixed market component subject to agreed upon reset provisions, typically every five years, and a variable component indexed to the 3-month LIBOR plus 165 basis points.

10.  Alabama Plant Financing

On May 21, 2004, the Company sold its Alabama production facility and title rights to an in-progress warehouse addition on that facility to an independent third-party resulting in gross sale proceeds of $1,977,000. As a required condition under the sale agreement, the Company funded $900,000 in an escrow account to be released to the construction contractor upon satisfaction of certain milestones towards completion of the warehouse addition. All funds were released to the contractor by August 18, 2004. Concurrent with the sale, the Company entered into a lease agreement with the buyer for a period of 29.5 years for the property, renewable thereafter at market rates at the Company’s option.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

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

As of March 31, 2005, future minimum lease payments required through December 1, 2033 are as follows:

Calendar Year	Payment

2005 (nine months)	$116,251
2006	155,051
2007	155,051
2008	155,051
2009	155,051
Thereafter	2,930,300

Total Lease Payments	$3,666,755

Future minimum lease payments depend on an existing index or rate, such as LIBOR, were included in minimum lease payments based on the index or rate existing in the lease as of March 31, 2005.

11.  Commitments and Contingencies

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

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and December 31, 2004

12.  Related Parties

Giordano Construction Company, Inc. (“Giordano Construction”) entered into an $868,000 construction agreement with the Company to provide overall management and construction-related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility. In connection with the Alabama Plant Financing discussed in Note 10, the Company funded $900,000 into an escrow account. On May 25, 2004, funds totaling $673,000 were paid to Giordano Construction. In August 2004, the remaining obligation of the escrow deposit was disbursed to the contractor with the residual escrow account proceeds of $32,000 returned to the Company for use in general operations. In December 2004, Giordano Construction was paid $29,000 for cost overruns related to this project. Giordano Construction is owned 50% by a Company director, executive officer and principal owner and 50% by another Company director.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our results of operations for the three months ended March 31, 2005 should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes included therein.

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

Critical Accounting Estimates

General

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Note 5 to our Consolidated Financial Statements included in this report describes certain of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. We consider the accounting policies described below to be affected by critical accounting estimates. Such accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results may differ from our estimates under different assumptions or conditions.

Allowance for Doubtful Accounts and Returns

Our accounts receivable allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

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

Allowance for Inventory

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

Contingent Vendor Rebates

The Company has entered into multiple contracts with its suppliers that provide for retroactive rebates if negotiated quantitative breakpoints of purchase volumes are obtained. The Company follows the guidance in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” and recognizes such vendor rebates as a reduction of the cost of sales on a systematic and rational allocation correlated to progress by the Company towards earning the rebate or refund, provided the amounts are probable and reasonably estimable. If the rebate or refund is not probable and reasonably estimable, the Company recognizes such rebates when the quantitative breakpoint is actually obtained. Rebates recognized under this policy could be adversely affected by a variety of events including unforeseeable declines in unit sales from historical levels, unplanned long-term production outages and vendor force majeure.

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Operating income for the three months ended March 31, 2005 increased $432,166 as compared to the comparable 2004 period. The increase in operating income was primarily a result of our increasing customer base, fixed overhead volume efficiencies, implementation and execution of certain cost saving initiatives and the attainment of a stable selling and service infrastructure permitting margin from our new customer base to increase overall profitability. Accordingly, sales for the three month period ended March 31, 2005 increased by $910,719 (21%) while operating expenses increased by $478,553 (12%). Non-operating expenses decreased by $69,888 (56%) primarily due to lower borrowing rates and a lower overall outstanding balance of borrowings. This resulted in income before taxes for the three months ended March 31, 2005 being $502,054 higher than that of the comparable 2004 period.

Cost of sales of $3,788,013 for the three months ended March 31, 2005 was lower as a percentage of sales (71%) than that for the comparable 2004 period (76%) as a result of fixed overhead volume efficiencies and the implementation and execution of certain cost savings initiatives, offset by lower selling prices in certain product lines as a result of intensified market competition and customer consolidation.

Selling and service expense for the three months ended March 31, 2005 decreased $3,019 (1%) as compared to the comparable 2004 period, reflecting minor decreases in costs associated with start-up tooling for customer conversions.

General and administrative expenses for the three months ended March 31, 2005 increased $20,658 (4%) as compared to the comparable 2004 period, reflecting a minor increase in the number of employees in various departments, routine salary increases and higher professional service fees.

We accrued $286,863 for federal and state income taxes for the three months ended March 31, 2005 resulting in an effective rate of approximately 38% compared to 40% in the comparable 2004 period, primarily due to recent changes in federal income tax regulations resulting in phased income tax deductions for certain domestic manufacturing operations. As a result, net income for the three months ended March 31, 2005 was $468,040 or $0.04 per diluted share, as comparable to net income of $151,849 or $0.01 per diluted share for the comparable 2004 period.

Liquidity and Financial Condition

Cash and Cash Equivalents. At March 31, 2005, we had cash and cash equivalents of $83,384. In addition, we had a working capital surplus of $1,933,023, as compared to a deficit of $3,230,705 at March 31, 2004. This favorable variation was primarily due to a combination of the consummation of our sale leaseback transactions relating to our Pennsylvania and Alabama production facilities, increased customer base and new credit arrangements with our primary resin suppliers. Management believes that existing cash and cash equivalents and available borrowing capacity together with anticipated cash flow from operations will be adequate to fund of operations, debt service requirements and capital expenditures throughout the remainder of 2005.

Operating Activities. Our operations provided cash of $524,984 for the three months ended March 31, 2005, whereas during the comparable 2004 period, our operations used cash of $88,744. The increase in cash provided by operations during the 2005 period was due primarily to an increase in net income, the results of an ongoing improved accounts receivable management process, and favorable credit terms awarded by our primary resin supplier.

Investing Activities. During the three months ended March 31, 2005, we made $94,548 of capital expenditures primarily for plant machinery. This compares to $667,962 of capital expenditures made in the comparable 2004 period primarily related to our 30,000 square foot warehouse addition at our Alabama production facility.

We anticipate that future capital expenditures will be incurred primarily for the purchase of additional molds, presses and customer conversion equipment in order to meet increasing demand for our products. We project additional growth spending of $900,000 for the remaining nine months of 2005. Furthermore, we believe capital spending to maintain existing machinery and equipment and enhance administrative operations and processes will approximate $400,000 for the remaining nine months of 2005.

We anticipate the majority of the capital required for these items to be funded through a combination of operating cash flows and traditional debt financing collateralized by a combination of existing assets and the new assets being acquired.

Financing Activities. During the three months ended March 31, 2005, we reduced debt by $582,805. During the three-month period, we refinanced all of our existing bank borrowings into a master debt agreement. This agreement provides us with increased financial flexibility, lower borrowing rates and an enhanced cash management process. During the three months ended March 31, 2005, we repaid $571,892 worth of debt related to bank borrowings, $8,645 worth of debt related to our Alabama facility and $2,268 worth of debt related to capital lease obligations. In addition, we incurred $43,525 worth of costs associated with our debt refinancing.

IPEC currently has in place a revolving credit facility that provides for revolving credit loans in the maximum principal amount of $3,500,000 outstanding at any given time (the “Revolving Credit Facility”), a term loan in the principal amount of $1,500,000 (the “Term Loan”), a multi-draw term loan in the maximum principal amount of $1,000,000 (the “Multi-Draw Term Loan”) and a letter of credit facility in the maximum principal amount of $1,800,000 that secures IPEC’s obligations under the lease of its manufacturing and warehouse facility in Alabama (the “Letter of Credit”). The Company has guaranteed IPEC’s obligation under this facility. The maximum availability under the Revolving Credit Facility is the lesser of $3,500,000 or the sum of 85% of the aggregate gross amount of IPEC’s Qualified Accounts plus 50% of the aggregate gross amount of its Qualified Inventory, each as defined in the related Loan Agreement. At March 31, 2005, IPEC had $952,675 outstanding on its Revolving Credit Facility and $1,500,000 on its Term Loan. Remaining borrowing capacity amounted to $2,970,879, consisting of $1,970,879 on the Revolving Credit Facility and $1,000,000 under the Multi-Draw Term Loan.

Outstanding borrowings under this credit facility bear interest at the one month LIBOR plus 150 basis points. The covenants in the Loan Agreement also include the maintenance of certain financial conditions of IPEC including (i) a minimum Consolidated Tangible Net Worth equal to the sum of (x) $5,049,000 plus (y) 50% of the Consolidated Net Income (excluding net losses) for each completed fiscal quarter and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 at the end of any fiscal quarter, each as described in the Loan Agreement. As of March 31, 2005, IPEC was in compliance with all financial covenants.

Related Party Transactions

The Company incurs related party transactions throughout the normal course of its business.

Giordano Construction Company, Inc. (“Giordano Construction”) entered into an $868,000 construction agreement with the Company to provide overall management and construction-related services for a 30,000 square foot expansion of the Company’s Brewton, Alabama production facility. In connection with the Alabama Plant Financing discussed in Note 10 to the Company’s consolidated financial statements included in this Report on Form 10-QSB, the Company funded $900,000 into an escrow account. On May 25, 2004, funds totaling $673,000 were paid to Giordano Construction. In August 2004, the remaining obligation of the escrow deposit was disbursed to the contractor with the residual escrow account proceeds of $32,000 returned to the Company for use in general operations. In December 2004, Giordano Construction was paid $29,000 for cost overruns related to this project.

The Company does not believe there have been significant additional related party transactions from those disclosed in Note 12 to the Consolidated Financial Statements of the Company’s most recent annual report on Form 10-KSB. See “Forward-Looking Statements.”

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) revised Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees,” and its related implementation guidance. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule, the Company is required to adopt Statement 123(R) in the first annual period beginning after beginning after December 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting Statement 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), and the disclosures in Management Discussion and Analysis subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of Statement 123(R) as of January 1, 2006.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. Statement No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of Statement No. 151 are effective for fiscal years beginning after June 25, 2005 and the Company will adopt this standard as of January 1, 2006. The Company has not determined the impact, if any, that Statement No. 151 will have on its results of operations and financial position.

Off Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangement.

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

VOLATILE PRICING OR SHORTAGE IN RESIN MAY SIGNIFICANTLY AFFECT OUR OPERATING MARGINS

We purchase large volumes of resin in order to conduct our business operations. The cost of resin, in the aggregate, represents approximately 55% of our total production costs. Resin pricing generally follows price trends of, and varies with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. Our results of operations could be in the future significantly affected by the increases and volatility in these costs. Increases in the unit price of resin will generally increase our working capital needs, and can therefore also adversely affect our liquidity and cash flow.

We may not be able to arrange for sources of resin from our regular vendors or alternative sources in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers.

To mitigate against the risk of resin price volatility, we generally have cost pass-through arrangements for resin pricing with our customers. Loss or significant ineffectiveness in these arrangements could remove stability in our margins and have a material adverse effect on our business, results of operations and financial condition.

WE MAY EXPERIENCE CONTINUED PRICING PRESSURES AND CREDIT RISKS DUE TO CONSOLIDATION IN OUR CUSTOMER ACCOUNTS

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

Most of our contracts have ninety-day termination clauses which permit, with proper notification, our customers to exit their contractual relationship with us without significant penalty. The loss or significant decrease in business or a change in the procurement practices of any of our major customers may produce pricing pressures or other circumstances that could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the dairy closure market in the United States is significantly controlled by one primary competitor. This competitor is substantially larger than us and could have better access to capital markets and other financial resources than we do.

POTENTIAL FUTURE ACQUISITIONS AND/OR JOINT VENTURES MAY NOT RESULT IN EXPECTED SYNERGIES OR OTHER LONG-TERM BENEFITS

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

Acquisitions may also cause us to:

•	Issue common stock or other equity or debt securities that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; or

•	Become subject to litigation.

WE MAY BE SUBJECT TO UNINSURED OPERATING CONDITIONS THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, we are subject to certain production hazards. These hazards include: explosions; fires; severe weather and natural disasters; mechanical failures; unscheduled downtimes; labor difficulties; transportation interruptions; environmental risks; and potential terrorists acts. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and imposition of civil or criminal penalties.

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

ADVERSE WEATHER CONDITIONS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS

Weather conditions in the United States can have a significant impact on our water closure sales. Unusually cool temperatures during a hot weather season in one or more of our markets have adversely affected, and could again adversely affect, sales of our products in those markets.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION

We expect to experience fluctuations in our future operating results that may be caused by many factors, including:

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Fluctuations in demand for our products and services, such as has occurred in the last two years;

•	Price and product competition in the dairy closure industry, which can change rapidly due to the competitive landscape;

•	The overall trend toward industry consolidation among our customers;

•	Variations in sales channels, product costs, or mix of products sold;

•	The timing and size of orders from customers;

•	Manufacturing lead times;

•	Fluctuations in our gross margins and the factors that contribute to this;

•	Our ability to achieve targeted cost reductions;

•	Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts or related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	How well we execute on our strategy and operating plans; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations, and financial condition.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATIVE WITH LOW TRADING VOLUME

Our common stock has experienced substantial price volatility, primarily due to a combination of low trading volumes and volatile earnings in recent years. Our common stock is currently traded through the Over-the-Counter Bulletin Board with minimal, if any, volume exchanging hands on a daily basis. While we expect that trading volume in our stock will improve over time as, among other items, i) we have commenced work with an investor relations firm to create retail and institutional investor awareness of an exposure in our common stock and ii) we intend to seek to list our common stock on the American Stock Exchange, there can be no assurance these events will occur or that if they do occur, that they will result in increased liquidity in our stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees that are frequently compensated in part based on the performance of our stock price. Furthermore, the lack of liquidity in our stock may put us at a disadvantage in constructing future acquisition financing packages.

OUR BUSINESS MODEL SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE IN THE GENERAL MARKETPLACE OF BOTTLED WATER AND MILK PACKAGED IN PLASTIC UNITS

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

In response to paradigm shifts in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and other write-offs, workforce reduction costs or charges relating to the consolidation of excess facilities.

WE DEPEND UPON KEY PERSONNEL

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

WE MAY NOT BE ABLE TO SERVICE OUR DEBT OR STAY IN COMPLIANCE WITH OUR FINANCIAL COVENANTS

Our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, such as interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all or a portion of our debt;

•	obtain additional funding;

•	sell certain of our assets or operations;

•	reduce or delay capital expenditures; or

•	revise or delay our strategic plans

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

WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses would be available on acceptable terms and conditions, if at all, in all such circumstances. Furthermore, because of the potential for high court awards which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant funds. If any infringement or other intellectual property claim made against us by any third party is successful, of if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially and adversely affected.

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

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF FLOODS, HURRICANES AND OTHER NATURAL CATASROPHIC EVENTS

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS

Our future effective tax rates could be adversely affected and drive our earnings lower than anticipated. Such changes could be driven by a variety of circumstances including i) a revision in our state apportionment factors which could adversely affect our existing deferred tax assets and liabilities as well as future provisional expense, ii) any requirement to file tax returns in states where we currently do not believe such requirements exists or iii) changes in tax laws or interpretations thereof. In addition, we are subject to normal examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.

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

Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risk in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks. There exists a significant number of bankruptcies among our customer base, particularly among start-up bottled water companies due to the low capital and informational barriers to entry coupled with attractive market growth trends for the industry. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS AND NET INCOME

We produce injection-molded parts that must hold liquid. Defects in our products can cause the customer significant downtime and have detrimental margin effects on their entire operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. While the cost of recalls and remediation has not been material in the past, there can be no assurance that a recall or remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in failure of a product line, temporary or permanent withdrawal from a product or market segment, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material negative impact on our business, operating results and financial condition.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report including the unpredictable nature of inventory build months for our seasonal customer base, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in the past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments exceeded net bookings, leading to nonlinearity in shipping patterns. This can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management.

In addition, to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

ITEM 3. CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(i) On March 18, 2005, the Compensation and Management Development Committee (the “Compensation Committee”) of the Company’s Board of Directors determined to retain the policy in effect for the 2004 fiscal year with respect to compensation of directors of the Company in the 2005 fiscal year. A description of the material terms of the Company’s current compensation policy for members of its Board of Directors is included as Exhibit 10.7 to this Report on Form 10-QSB.

(ii) On May 11, 2005, the Company issued a press release announcing its financial results for the three-month period ended March 31, 2005. In lieu of filing a Current Report on Form 8-K under Items 2.02 and 9.01, the Company has attached a copy of the press release hereto as Exhibit 99.1, and such press release is incorporated herein by reference. The information included in Exhibit 99.1 hereto and contained in this Item 5(a)(ii) of this Report on Form 10-QSB shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly incorporated by specific reference in such a filing.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

            In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPEC HOLDINGS INC.

Date: May 12, 2005	By:	/s/ Joseph Giordano, Jr.

President

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

2.1	Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A dated March 18, 2002).

3.1	Restated Articles of Incorporation of IPEC Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated April 15, 2002).

3.2	Bylaws of IPEC Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated April 15, 2002).

10.1	Revolving Credit and Term Loan Agreement dated February 18, 2005 by and between International Plastics and Equipment Corp. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.2	Revolving Credit Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.3	Term Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.4	Multi-Draw Term Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.5	Security Agreement dated February 18, 2005 by and between International Plastics and Equipment Corp. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

Exhibit Number	Description of Exhibit (1)

10.6	Guaranty and Suretyship Agreement dated February 18, 2005 made by IPEC Holdings Inc. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.7	Summary of Director Compensation effective January 1, 2005

10.8*	Summary of Annual Base Salaries for Executive Officers for 2005 Fiscal Year.

10.9*	Summary of Supplemental Insurance for Executive Officers.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of the Chief Financial Officer.

99.1	Press Release of IPEC Holdings Inc. dated May 11, 2005.

* Indicates management contract or compensatory plan or arrangement.

(1)  In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 000-30721.