Form 10QSB
period 2005-06-30
IPEC HOLDINGS INC
filed 2005-08-12
CIK 1114749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒ No: ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,972,912 shares of Common Stock as of August 5, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No: ☒

In this report, the terms the “Company”, “we”, “our” and “us” refer to IPEC Holdings Inc. and unless the context otherwise requires, the Company’s wholly-owned subsidiary, International Plastics and Equipment Corp. (“IPEC”).

Forward-Looking Statements

Under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), we caution readers regarding forward-looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments and are typically identified by words such as “believes”, “projects”, “intends”, “anticipates” and “expects”. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We undertake no obligation to update forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed throughout this report, including but not limited to those discussed under the caption “Risk Factors” in the “Management Discussion and Analysis or Plan of Operation” section of this report.

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

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004

Assets
Cash	$80,218	$279,278
Accounts receivable, less allowance for doubtful accounts and returns of $360,578 and $418,000, respectively	2,498,103	1,623,383
Other trade related receivables	203,339	268,305
Inventories	2,545,049	2,774,613
Prepaid Income Taxes	64,581	37,492
Deferred tax asset	190,550	210,551
Prepaid expenses & other current assets	116,704	152,394

Current Assets	5,698,544	5,346,016

Land	41,040	41,040
Buildings and equipment	17,760,907	17,732,115
Construction in progress	390,105	223,234
Accumulated depreciation	(9,528,985)	(8,738,980)

Property, plant & equipment, net	8,663,067	9,257,409

Patents, less accumulated amortization of $142,539 and $129,709, respectively	251,328	262,178
Other assets	372,658	372,593

Other Assets	623,986	634,771

Total Assets	$14,985,597	$15,238,196

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Condensed Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004

Liabilities

Accounts payable	$680,451	$905,115
Accrued liabilities	1,115,537	1,200,850
Income taxes payable	54,464	—
Current portion of long-term debt	336,036	961,381
Bank line of credit	839,236	800,000
Current portion of capital lease obligations	10,465	9,642
Current portion of deferred gain on plant sale	45,724	47,166

Current Liabilities	3,081,913	3,924,154

Capital lease obligations	21,603	27,053
Long-term debt	3,004,573	3,221,081
Derivative financial instrument, at fair value	10,841	—
Long-term deferred gain on plant sale	1,024,721	1,046,141

Long-term Liabilities	4,061,738	4,294,275

Deferred income taxes	740,976	860,881

Total Liabilities	7,884,627	9,079,310

Shareholders’ Equity

Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,972,912 shares issued and outstanding	9,973	9,973
Additional paid in capital	4,471,994	4,467,994
Unearned stock-based compensation	(3,130)	—
Accumulated other comprehensive loss, net	(6,722)	—
Retained earnings	2,628,855	1,680,919

Shareholders’ Equity	7,100,970	6,158,886

Total Liabilities and Shareholders’ Equity	$14,985,597	$15,238,196

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Statements of Condensed Consolidated Operations

	Three Months Ended June 30,2005 (Unaudited)	Three Months Ended June 30,2004 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)	Six Months Ended June 30, 2004 (Unaudited)

Sales	$6,445,176	$6,319,511	$11,762,585	$10,726,202

Operating Expenses
Cost of Goods Sold	4,899,270	4,377,949	8,687,283	7,704,868
Selling and Service	181,739	348,676	411,381	581,516
General and Administrative	515,414	473,041	1,006,328	943,298

Operating Expenses	5,596,423	5,199,666	10,104,992	9,229,682

Operating Income	848,753	1,119,845	1,657,593	1,496,520

Non-operating Expense (Income)
Interest Expense	76,816	116,834	159,273	242,486
Other Income	(2,088)	18,967	(30,608)	17,141

Non-operating Expenses, net	74,728	135,801	128,665	259,627

Income Before Taxes	774,025	984,044	1,528,928	1,236,893
Income Taxes	294,129	393,757	580,992	494,757

Net Income	$479,896	$590,287	$947,936	$742,136

Other Comprehensive Loss, net of tax	(6,124)	—	(6,722)	—

Comprehensive Income	$473,772	$590,287	$941,214	$742,136

Average Shares of Common Stock - Basic	9,972,912	9,972,912	9,972,912	9,972,912

Average Shares of Common Stock - Diluted	10,644,659	10,098,205	10,580,671	10,156,354

Basic Net Income Per Share	$0.05	$0.06	$0.10	$0.07

Diluted Net Income Per Share	$0.05	$0.06	$0.09	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

IPEC Holdings Inc.
Statements of Condensed Consolidated Cash Flows

	Six Months Ended June 30, 2005 (Unaudited)	Six Months Ended June 30, 2004 (Unaudited)

Cash Flows from Operating Activities:
Net Income	$947,936	$742,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	889,454	875,886
Deferred taxes	(95,785)	(122,110)
Deferred financing cost amortization	7,525	629
Gain amortization on plant sale	(22,862)	(3,810)
Amortization of unearned stock-based compensation	870	—

Changes in operating assets and liabilities:
Accounts receivable	(874,720)	(760,768)
Other trade related receivables	64,966	88,634
Inventories	229,564	(427,577)
Prepaid expenses & other current assets	46,970	(64,445)
Other assets	37,530	90,330
Accounts payable	(224,664)	(301,726)
Accrued liabilities	(85,313)	429,312
Income taxes payable	27,375	620,572

Net cash provided by operating activities	948,846	1,167,063

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(282,282)	(1,240,886)
Investments in and development of patents	(1,980)	—
Payment to escrow deposit	—	(900,000)
Release of funds from escrow deposit	—	672,847
Proceeds from sale of plant, net of $434,000 in transaction related costs	—	3,463,113

Net cash (used in) provided by investing activities	(284,262)	1,995,074

Cash Flows from Financing Activities:
Repayment on bank line of credit	(800,000)	(2,550,000)
Borrowings on bank line of credit, net	839,236	—
Repayment of long term debt	(2,341,853)	(749,220)
Issuance of long term debt, net of $56,400 in transaction related costs	1,443,600	—
Repayment of capital lease obligations	(4,627)	(78,885)
Proceeds from financing of plant, net of $223,000 in transaction related costs	—	1,753,923
Payment of existing plant debt	—	(39,236)
Payment of debt from plant sale	—	(1,864,117)

Net cash used in financing activities	(863,644)	(3,527,535)

Net decrease in cash	(199,060)	(365,398)
Cash - beginning of period	279,278	627,916

Cash – end of period	$80,218	$262,518

The accompanying notes are an integral part of these consolidated financial statements.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

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

2.  Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, statements of operations for the three and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004 have been prepared by the Company in accordance with the instructions for the Securities and Exchange Commission (“SEC”) Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The financial statements at June 30, 2005 and December 31, 2004 include the accounts of the Company and its wholly-owned subsidiary. In the opinion of management of the Company, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three and six-month periods ended June 30, 2005 are subject to various factors including seasonality and are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2005.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), and the disclosures in Management’s Discussion and Analysis subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of Statement 123(R) as of January 1, 2006.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. Statement No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of Statement No. 151 are effective for fiscal years beginning after June 25, 2005, and the Company will adopt this standard as of January 1, 2006. The Company has not determined the impact, if any, that Statement No. 151 will have on its results of operations and financial position.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

4.  Supplemental Cash Flow Information

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Cash paid for interest, including $-0- and $10,300 for capitalized interest	$160,009	$232,000

Cash paid for income taxes	$658,000	$—

Equipment acquired under capital leases	$—	$27,750

5.  Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of IPEC Holdings Inc. and its wholly-owned subsidiary, International Plastics and Equipment Corp. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with primarily one financial institution.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Estimates are used for allowance for doubtful accounts and sales returns, inventory allowances, impairment of long-lived assets, stock compensation, income taxes, vendor rebates, loss contingencies and intangible assets. Actual results could differ materially from these estimates.

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
June 30, 2005 and December 31, 2004

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees and non-employee directors based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net Income – as reported	$479,896	$590,287	$947,936	$742,136
Compensation expense options - net of tax	(29,994)	(46,628)	(51,397)	(88,861)
Compensation expense warrants - net of tax	—	—	—	—
Compensation recorded in financial statement - net of tax	324	—	539	—

Net Income - pro forma	$450,226	$543,659	$897,078	$653,275

Basic Net Income Per Share - as reported	$0.05	$0.06	$0.10	$0.07

Diluted Net Income Per Share - as reported	$0.05	$0.06	$0.09	$0.07

Basic Net Income Per Share - pro forma	$0.05	$0.05	$0.09	$0.07

Diluted Net Income Per Share - pro forma	$0.04	$0.05	$0.08	$0.06

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employees’ and non-employee directors’ stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employees’ and non-employee directors’ stock options.

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

For purposes of determining the number of diluted shares outstanding, weighted-average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and warrants by 671,747 and 125,293 for the three months ended June 30, 2005 and 2004 and by 607,759 and 183,442 for the six months ended June 30, 2005 and 2004.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Cash payments received in advance of product revenue are recorded as deferred revenue.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

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

Shipping

Amounts billed to customers for shipping-related fees are recorded as revenue. Shipping costs incurred by the Company are recorded as cost of sales in the accompanying statements of operations. For the three months ended June 30, 2005 and 2004, the Company recorded shipping revenue of approximately $274,000 and $207,000, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded shipping charges of $541,000 and $381,000, respectively.

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

During the three months ended June 30, 2005 and 2004, sales to three customers, in aggregate, amounted to 53% and 38%, respectively, of net sales. During the six months ended June 30, 2005 and 2004, sales to three customers, in aggregate, amounted to 50% and 33%, respectively, of net sales. In determining the customer concentration information presented above, the Company used the aggregated sales of the customers’ parent company. Typically, purchasing decisions are made at the subsidiary or plant level of our customer base, mitigating a portion of the risk associated with the concentration levels.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

Depreciation

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Depreciable Life Years

Building	40
Machinery and equipment	5 – 10
Office furniture and equipment	7
Software	3 – 5

Depreciation charged to operations was approximately $436,000 and $422,000 for the three months ended June 30, 2005 and 2004, respectively. Of those amounts, approximately $426,000 and $418,000, respectively, were included in cost of goods sold. Depreciation charged to operations was $877,000 and $863,000 for the six months ended June 30, 2005 and 2004, respectively. Of those amounts, approximately $857,000 and $852,000, respectively, were included in cost of goods sold.

Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred. The Company capitalized no interest in connection with buildings and equipment under construction in the three months ended June 30, 2005 and 2004, respectively. The Company capitalized $-0- and $10,300 of interest in connection with buildings and equipment under construction in the six months ended June 30, 2005 and 2004, respectively.

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

Advertising

The Company expenses all advertising costs as incurred. Such costs were insignificant for the three and six-month periods ended June 30, 2005 and 2004.

Intangible Assets

The Company’s intangible assets include finite-life patents that are amortized over the shorter of their legal or estimated useful lives. Amortization expense for these intangible assets was approximately $6,400 for each of the three-month periods ended June 30, 2005 and 2004, respectively. Amortization expense for these intangible assets was approximately $12,800 for each of the six-month periods ended June 30, 2005 and 2004, respectively. The following represents the estimated future amortization expense for these intangible assets as of June 30, 2005:

Fiscal Year	Amount

2005 (Six months)	$12,800
2006	25,600
2007	25,600
2008	25,600
2009	25,600
Thereafter	136,128

Total	$251,328

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

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

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

6.  Balance Sheet Details

	June 30, 2005	December 31, 2004

Inventories:
Raw materials	$801,726	$963,506
Finished goods	1,743,323	1,811,107

Total	$2,545,049	$2,774,613

The Company is permitted to borrow under its secured line of credit up to 50% of the value of all components of its inventory after adjusting for certain items as set forth in its borrowing agreement.

Other Assets:
Deferred financing costs, net	$248,207	$210,612
Deferred contract incentives	62,100	73,163
Letter of credit collateral	53,333	40,000
Long-term equipment receivable	—	35,000
Miscellaneous items	9,018	13,818

Total	$372,658	$372,593

Unamortized deferred financing costs represent transaction costs arising from the Alabama Plant Financing discussed in Note 10 and the debt refinancing discussed in Note 8. The costs are being amortized using the effective interest rate method over the life of the related obligations. During the three months ended June 30, 2005, the Company amortized $4,925 as interest expense in the accompanying consolidated statement of operations associated with these deferred financing costs. During the six months ended June 30, 2005, the Company amortized $7,525 as interest expense in the accompanying consolidated statement of operations associated with these deferred financing costs.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

7.  Common Stock and Equity Awards

The following is a schedule of option and warrant activity from December 31, 2004 to June 30, 2005:

	Options	Warrants

December 31, 2004	1,217,500	300,000
Granted	15,000	—
Forfeitures	(1,000)	—
Exercised	—	—

June 30, 2005	1,231,500	300,000

On January 31, 2005, the Company granted options to purchase 10,000 shares of its common stock with an exercise price of $2.00 per share to an employee. At January 31, 2005, the underlying shares of common stock had a fair market value of $2.40 per share. Accordingly, the Company recognized $4,000 worth of unearned stock-based compensation expense, which is being amortized over the vesting period of the options. The options vest 50% at December 31, 2005, with the remaining 50% vesting at December 31, 2006.

On June 17, 2005, the Company granted a total of 5,000 options with an exercisable price of $3.20 per share and which vested immediately to members of its Board of Directors.

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

All financial instruments under the Loan Agreement bear interest at the one month LIBOR plus 150 basis points. The covenants in the Loan Agreement also include covenants regarding the maintenance of certain financial conditions of IPEC including (i) a minimum Consolidated Tangible Net Worth equal to the sum of $5,049,000 plus 50% of the Consolidated Net Income (excluding net losses) for each completed fiscal quarter and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 at the end of any fiscal quarter, each as described in the Loan Agreement. As of June 30, 2005, IPEC was in compliance with all financial covenants.

At June 30, 2005, IPEC had $839,236 outstanding on its Revolving Credit Facility. Remaining borrowing capacity amounted to $3,530,000, consisting of $2,530,000 on the Revolving Credit Facility and $1,000,000 under the Multi-Draw Term Loan. At June 30, 2005, one month LIBOR under the Company’s debt obligations was at 3.10%.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

Long-term debt at June 30, 2005 was comprised of the following:

6.97% fixed interest rate obligation through June 1, 2009, with rate reset thereafter every 60 months based on market conditions secured by letter of credit and lease commitment on Alabama plant	$1,363,686

Interest-only variable rate obligation at 3-month LIBOR plus 165 basis points through June 1, 2024, thereafter monthly principal payments of $5,061 for 9.5 years secured by letter of credit and lease commitment on Alabama plant	576,923

Variable rate note bearing interest at one month LIBOR plus 150 basis points payable in monthly installments of $25,000 through February 28, 2010, secured by substantially all of the Company’s assets	1,400,000

Subtotal	3,340,609
Less - current portion of long-term debt	(336,036)

$3,004,573

Payments on long-term debt in future years are as follows:

Calendar Year	Debt Reduction

2005 (six months)	$167,705
2006	337,310
2007	339,995
2008	342,874
2009	345,959
Thereafter	1,806,766

Total	$3,340,609

Swap Derivative

On March 3, 2005, the Company entered into a swap agreement with a notional amount of $1,500,000 of the Company’s floating rate debt. The effective one month LIBOR swap rate was 4.30% and the notional amount of the swap amortizes in accordance with the amortization schedule of the Term Loan. The Company has designated this transaction as a cash flow hedge of a floating-rate liability and has applied the guidance set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to this transaction. The fair value of the swap is recorded in the balance sheet with the offset to Accumulated Other Comprehensive Income (Loss), net of a provision for income taxes. At June 30, 2005, the fair value of the swap was a liability of $10,841.

Capital Leases

The Company leases certain manufacturing and office equipment under capital leases expiring at various dates through 2009.

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

As of June 30, 2005, future minimum lease payments for capital leases are as follows:

Calendar Year	Capital Leases

2005 (six months)	$7,089
2006	14,178
2007	9,864
2008	5,550
2009	1,388

Total minimum lease payments	$38,069
Less amount representing interest	(6,001)

Present value of future minimum lease Payments	32,068
Less current portion	(10,465)

Long-term portion	$21,603

9.  Asset Sale – Pennsylvania Plant

On May 21, 2004, the Company sold its Pennsylvania production facility for gross proceeds of $3,897,000. Concurrent with the sale, the Company leased the property back under a non-cancelable lease for a period of 29.5 years, renewable thereafter at market rates at the Company’s option. As part of the transaction, the Company incurred transaction costs of $434,000 and a gain on the sale of $1,120,000 that was initially deferred to be prospectively amortized through other income over the term of the lease in proportion to the related gross rental charges. During the three and six months ended June 30, 2005, $11,431 and $22,862 of the gain was recorded as other income in the accompanying statement of operations.

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

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

Annual rental payments under the lease agreement are based on a combination of a fixed market component subject to agreed upon reset provisions, typically every five years, and a variable component indexed to the 3-month LIBOR plus 165 basis points.

As of June 30, 2005, future minimum lease payments required through December 1, 2033 are as follows:

Calendar Year	Payment

2005 (six months)	$78,820
2006	157,640
2007	157,640
2008	157,640
2009	157,640
Thereafter	2,980,866

Total Lease Payments	$3,690,246

Future minimum lease payments that depend on an existing index or rate, such as LIBOR, were included in minimum lease payments based on the index or rate existing in the lease as of June 30, 2005.

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

IPEC HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005 and December 31, 2004

13.  Subsequent Events

On August 1, 2005, the Board of Directors for the Company approved the formation of a Special Committee to review the option of the Company deregistering its Common Stock with the Securities and Exchange Commission. The purpose of the Special Committee was to assess relevant factors and determine if the Company should elect to deregister its securities from the reporting obligations imposed by the Securities and Exchange Commission including the requirements of the Sarbanes-Oxley Act of 2002. In rendering its decision, the Special Committee considered various qualitative and quantitative factors including the cost of compliance with the Sarbanes-Oxley Act, the lack of analyst coverage and minimal liquidity in the Company’s stock and the additional need to use available resources on strategic business initiatives. On August 8th, 2005, the members of the Special Committee unanimously determined that the Company should file for deregistration, and the Board of Directors accepted the Special Committee’s determination and authorized management to proceed with deregistration. The Company anticipates filing the necessary documents to complete it deregistration immediately after the filing of this Form 10-QSB.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our results of operations for the three and six months ended June 30, 2005 should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes included therein.

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

In February 2005, we consummated a debt refinancing package with Citizens Bank. The consummation of this transaction reduced the average fixed interest rate (considering the effect of our swap derivative) by approximately 200 basis points from that of the refinanced debt, decreased required term principal debt payments by approximately $600,000 over the subsequent twelve-month period, and removed our obligation to fund $400,000 to a reserve fund over a sixty-month period as security against our $1,800,000 letter of credit.

During the three and six-month periods ended June 30, 2005, we recorded a one-time inventory adjustment totaling $153,000 in the accompanying statements of operations. This was the result of a physical inventory adjustment in our raw materials at our fabrication division.

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

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Three Months Ended June 30, 2005. Operating income for the three months ended June 30, 2005 decreased $271,092 as compared to the comparable 2004 period. The decrease in operating income was primarily a result of a one-time $153,000 charge related to a raw material inventory adjustment at our fabrication division, a $30,000 disposal of equipment for a customer in bankruptcy, higher mold repair costs and continued pricing pressure in the 38mm closure markets due to intense competition, which primarily offset cost improvements of $166,937 in our selling and service infrastructure. Accordingly, sales for the three-month period ended June 30, 2005 increased by $125,665 (2%) while operating expenses increased by $396,757 (8%). Non-operating expenses decreased by $61,073 (45%) primarily due to lower borrowing rates and a lower overall outstanding balance of borrowings. This resulted in income before taxes for the three months ended June 30, 2005 being $210,019 lower than that of the comparable 2004 period.

Cost of sales of $4,899,270 for the three months ended June 30, 2005 was higher as a percentage of sales (76%) than that for the comparable 2004 period (69%) as a result of a one-time $153,000 charge related to a raw material inventory adjustment at our fabrication division, higher mold repair costs, continued pricing pressure in the 38mm closure markets due to intense competition and steadily increasing raw material prices from escalating crude oil prices.

Selling and service expense for the three months ended June 30, 2005 decreased $166,937 (48%) as compared to the comparable 2004 period, reflecting decreases of $41,000 in costs associated with start-up tooling for customer conversions, $17,000 for headcount reduction, $65,000 for bad debt expense, $25,000 for broker commissions and other various cost containment initiatives.

General and administrative expenses for the three months ended June 30, 2005 increased $42,373 (9%) as compared to the comparable 2004 period, reflecting the addition of new employees, routine salary increases and higher professional service fees.

We accrued $294,129 for federal and state income taxes for the three months ended June 30, 2005 resulting in an effective rate of approximately 38% compared to 40% in the comparable 2004 period, primarily due to recent changes in federal income tax regulations resulting in phased income tax deductions for certain domestic manufacturing operations. As a result, net income for the three months ended June 30, 2005 was $479,896 or $0.05 per diluted share, as compared to net income of $590,287 or $0.06 per diluted share for the comparable 2004 period.

Six Months Ended June 30, 2005. Operating income for the six months ended June 30, 2005 increased $161,073 as compared to the comparable 2004 period. The increase in operating income was primarily a result of increasing customer base, fixed overhead volume efficiencies, and cost improvements in our selling and service infrastructure, offset by a one-time $153,000 charge related to a raw material inventory adjustment at our fabrication division, higher mold repair costs and continued pricing pressure in the 38mmm closure markets due to intense competition. Accordingly, sales for the six-month period ended June 30, 2005 increased by $1,036,383 (10%) while operating expensed increased by $875,310 (9%). Non-operating expenses decreased by $130,962 (50%) primarily due to lower borrowing rates and a lower overall outstanding balance of borrowings. This resulted in income before taxes for the six months ended June 30, 2005 being $292,035 higher than that of the comparable 2004 period.

Cost of sales of $8,687,283 for the six months ended June 30, 2005 was higher as a percentage of sales (74%) than that for the comparable 2004 period (72%) primarily as a result of a one-time $153,000 charge related to a raw material inventory adjustment at our fabrication division, a $30,000 disposal of equipment for a customer in bankruptcy, higher mold repair costs, continued pricing pressure in the 38mm closure markets due to intense competition and steadily increasing raw material prices from escalating crude oil prices.

Selling and service expense for the six months ended June 30, 2005 decreased $170,135 (29%) as compared to the comparable 2004 period, reflecting decreases of $31,000 in costs associated with start-up tooling for customer conversions, $43,000 for headcount reduction, $50,000 for bad debt expense, $25,000 for broker commissions, $27,000 for travel related expenditures and other various cost containment initiatives.

General and administrative expenses for the six months ended June 30, 2005 increased $63,030 (7%) as compared to the comparable 2004 period, reflecting the addition of new employees, routing salary increases and higher professional service fees.

We accrued $580,992 for federal and state income taxes for the six months ended June 30, 2005 resulting in an effective rate of approximately 38% compared to 40% in the comparable 2004 period, primarily due to recent changes in federal income tax regulations resulting in phased income tax deductions for certain domestic manufacturing operations. As a result, net income for the six months ended June 30, 2005 was $947,936 or $0.09 per diluted share, as compared to net income of $742,136 or $0.07 per diluted share for the comparable 2004 period.

Liquidity and Financial Condition

Cash and Cash Equivalents. At June 30, 2005, we had cash and cash equivalents of $80,218. In addition, we had a working capital surplus of $2,616,631, as compared to a surplus of $1,421,862 at December 31, 2004. This favorable variation was primarily due to the refinancing of our senior term debt which reduced the current portion of long-term debt by $625,345 and increased account receivables of $874,720 due to the seasonality of our business. Management believes that existing cash and cash equivalents and available borrowing capacity together with anticipated cash flow from operations will be adequate to fund of operations, debt service requirements and capital expenditures throughout the remainder of 2005.

Operating Activities. Our operations provided cash of $948,846 for the six months ended June 30, 2005, as compared to $1,167,063 during the comparable 2004 period. The decrease in cash provided by operations during the 2005 period was due primarily to the required timing of certain income tax payments and a higher receivable balance offset by a reduction in inventory levels, favorable credit terms awarded by our primary resin supplier and higher net income.

Investing Activities. During the six months ended June 30, 2005, we made $284,262 of capital expenditures primarily for plant machinery. This compares to $1,240,886 of capital expenditures made in the comparable 2004 period primarily related to our 30,000 square foot warehouse addition at our Alabama production facility and plant machinery. During the comparable 2004 period, we also generated $3,463,113 through the sale of our Pennsylvania manufacturing facility. In addition, we paid $900,000 into an escrow deposit to fund construction of the Alabama warehouse addition of which $672,847 was released during the period.

We anticipate that future capital expenditures will be incurred primarily for the purchase of additional molds, presses and customer conversion equipment in order to meet increasing demand for our products. We project additional growth spending of $500,000 for the remaining six months of 2005. Furthermore, we believe capital spending to maintain existing machinery and equipment and enhance administrative operations and processes will approximate $400,000 for the remaining six months of 2005.

We anticipate the majority of the capital required for these items to be funded through a combination of operating cash flows and senior debt financing collateralized by a combination of existing assets and the new assets being acquired.

Financing Activities. During the six months ended June 30, 2005, we reduced debt by $807,244. During the six-month period, we refinanced all of our existing bank borrowings into a master debt agreement. This agreement provides us with increased financial flexibility, lower borrowing rates and an enhanced cash management process. During the six months ended June 30, 2005, we repaid $785,331 worth of debt related to bank borrowings, $17,286 worth of debt related to our Alabama facility and $4,627 worth of debt related to capital lease obligations.

IPEC currently has in place a revolving credit facility that provides for revolving credit loans in the maximum principal amount of $3,500,000 outstanding at any given time (the “Revolving Credit Facility”), a term loan in the principal amount of $1,500,000 (the “Term Loan”), a multi-draw term loan in the maximum principal amount of $1,000,000 (the “Multi-Draw Term Loan”) and a letter of credit facility in the maximum principal amount of $1,800,000 that secures IPEC’s obligations under the lease of its manufacturing and warehouse facility in Alabama (the “Letter of Credit”). The Company has guaranteed IPEC’s obligation under this facility. The maximum availability under the Revolving Credit Facility is the lesser of $3,500,000 or the sum of 85% of the aggregate gross amount of IPEC’s Qualified Accounts plus 50% of the aggregate gross amount of its Qualified Inventory, each as defined in the related Loan Agreement. At June 30, 2005, IPEC had $839,236 outstanding on its Revolving Credit Facility and $1,400,000 on its Term Loan. Remaining borrowing capacity amounted to $3,530,000, consisting of $2,530,000 on the Revolving Credit Facility and $1,000,000 under the Multi-Draw Term Loan.

Outstanding borrowings under this credit facility bear interest at the one month LIBOR plus 150 basis points. The covenants in the Loan Agreement also include the maintenance of certain financial conditions of IPEC including (i) a minimum Consolidated Tangible Net Worth equal to the sum of (x) $5,049,000 plus (y) 50% of the Consolidated Net Income (excluding net losses) for each completed fiscal quarter and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 at the end of any fiscal quarter, each as described in the Loan Agreement. As of June 30, 2005, IPEC was in compliance with all financial covenants.

Related Party Transactions

The Company enters into related party transactions throughout the normal course of its business.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), and the disclosures in Management’s Discussion and Analysis subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of Statement 123(R) as of January 1, 2006.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. Statement No. 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of Statement No. 151 are effective for fiscal years beginning after June 25, 2005, and the Company will adopt this standard as of January 1, 2006. The Company has not determined the impact, if any, that Statement No. 151 will have on its results of operations and financial position.

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

VOLATILE PRICING OR SHORTAGE IN RESIN MAY SIGNIFICANTLY AFFECT OUR OPERATING MARGINS

We purchase large volumes of resin in order to conduct our business operations. The cost of resin, in the aggregate, represents approximately 55% of our total production costs. Resin pricing generally follows price trends of, and varies with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Instability in the world markets for petroleum and natural gas could materially adversely affect the price and timely availability of raw materials. Our results of operations in the future could be significantly affected by the increases and volatility in these costs. Increases in the unit price of resin will generally increase our working capital needs, and can therefore also adversely affect our liquidity and cash flow.

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

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF FLOODS, HURRICANES AND OTHER NATURAL CATASROPHIC EVENTS

Our Brewton, Alabama manufacturing facility is located near an area that has experienced recent flooding and intense hurricane activity. A significant natural disaster, such as a flood or hurricane, could have a material adverse impact on our business, operating results, and financial condition.

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

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, including the unpredictable nature of inventory build months for our seasonal customer base, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in the past periods and, in particular periods, may decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments exceeded net bookings, leading to nonlinearity in shipping patterns. This can increase costs, as irregular shipment patterns result in periods of underutilized capacity and periods when overtime expenses may be incurred, as well as leading to additional costs arising out of inventory management.

In addition, to improve customer satisfaction, we continue to attempt to reduce our manufacturing lead times, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

THE COSTS OF COMPLYING WITH SECTION 404 OF THE SARBANES-OXLEY ACT MAY SIGNIFICANTLY AFFECT OUR OPERATING RESULTS

As a result of maintaining a public float below $75 million, we are required to comply with Section 404 of the Sarbanes-Oxley Act beginning with our fiscal year ending December 31, 2006. Section 404 mandates that management provide a report on our internal control over financial reporting and that our independent auditors provide an attestation report on management’s assessment of our internal control over financial reporting. In 2006, we anticipate significant expenditures to comply with these provisions. Thereafter, we will incur expenditures for ongoing compliance but expect a modest decline in compliance costs from year one.

These costs include, among other items, increased auditor attestation fees, external consulting costs, software and the use of internal labor resources, and may adversely affect our operating results. Our ability to meet financial expectations could also be adversely affected by these costs.

ITEM 3.  CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2005, the Company mailed an Information Statement to all shareholders entitled to vote at the Company’s 2005 Annual Meeting of Shareholders to be held on June 17, 2005. The Information Statement was furnished to the Company’s shareholders with respect to the election of seven directors to the Company’s Board of Directors and the ratification of the selection of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.

At the Annual Meeting of Shareholders, the Company’s shareholders elected each of the seven nominees to the Board of Directors for terms expiring June 2006:

	Votes For	Votes Against	Abstentions

Joseph Giordano, Jr.	8,202,469	—	—
Charles J. Long, Jr.	8,202,469	—	—
Melvin F. Grata	8,202,469	—	—
Donald L. Franty	8,202,469	—	—
Terry L. Massaro	8,202,469	—	—
Joseph J. Prischak	8,202,469	—	—
Thomas J. Giordano	8,202,469	—	—

The Company’s shareholders also ratified the selection of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005:

Votes For	Votes Against	Abstentions
8,202,469	—	—

Item 5.	Other Information

(a)(i) On June 17, 2005, in accordance with the Company’s current compensation policy for members of its Board of Directors, the Company’s Board of Directors awarded to each of the following non-employee directors options to purchase 1,000 shares of the Company’s common stock; Melvin F. Grata, Donald L. Franty, Terry L. Massaro, Joseph J. Prischak and Thomas J. Giordano. The options have an exercise price of $3.20 per share, which is equivalent to the closing price of the common stock on the date of the Annual Meeting of Shareholders. The options were immediately exercisable and expire on June 17, 2015.

(ii) On August 12, 2005, the Company issued a press release announcing its financial results for the three and six month period ended June 30, 2005 and its intentions to deregister its common stock with the Securities and Exchange Commission. In lieu of filing a Current Report on Form 8-K under Items 2.02,9.01 and 8.01, the Company has attached a copy of the press release hereto as Exhibit 99.1 and such press release is incorporated herein by reference. The information included in Exhibit 99.1 hereto and contained in this Item 5(a)(ii) of this Report on Form 10-QSB shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly incorporated by specific reference in such a filing.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

            In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPEC HOLDINGS INC.

Date: August 12, 2005	By:	/s/ Joseph Giordano, Jr.

President

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

2.1	Share Exchange Agreement between Golden Hole, Inc. and International Plastics and Equipment Corp. dated January 14, 2002 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K/A dated March 18, 2002).

3.1	Restated Articles of Incorporation of IPEC Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated April 15, 2002).

3.2	Bylaws of IPEC Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated April 15, 2002).

10.1	Revolving Credit and Term Loan Agreement dated February 18, 2005 by and between International Plastics and Equipment Corp. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.2	Revolving Credit Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.3	Term Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.4	Multi-Draw Term Note dated February 18, 2005 made by International Plastics and Equipment Corp. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.5	Security Agreement dated February 18, 2005 by and between International Plastics and Equipment Corp. and Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

10.6	Guaranty and Suretyship Agreement dated February 18, 2005 made by IPEC Holdings Inc. in favor of Citizens Bank of Pennsylvania (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 25, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of the Chief Financial Officer.

99.1	Press Release of IPEC Holdings Inc. dated August 12, 2005.

(1)  In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 000-30721.